Form 10-Q
period 1996-06-30
SOS STAFFING SERVICES INC
filed 1996-08-13
CIK 945437

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to__________

                         Commission File Number  0-26094


                           SOS STAFFING SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                   Utah                                        87-0295503
(State or other jurisdiction of incorporation)          (I.R.S. Employer ID No.)

                             1415 South Main Street
                           Salt Lake City, Utah 84115
                    (Address of principal executive offices)

                                 (801) 484-4400
                               (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities and Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
               Yes   X              No
                   -----                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class of Common Stock              Outstanding at August 12,  1996
      -----------------------------          -------------------------------
      Common Stock, $0.01 par value                      6,703,800

                         SOS STAFFING SERVICES, INC.

                              TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                 Page(s)
                                                             -------
        Consolidated Condensed Balance Sheets
          As of  June 30, 1996, and December 31, 1995          3-4

        Consolidated Condensed Statements of Income
          For the Thirteen Weeks and Twenty-six Weeks
          Ended  June 30, 1996 and July 2, 1995                 5

        Consolidated Condensed Statements of Cash Flows
           For the  Twenty-six Weeks
           Ended June 30, 1996 and July 2, 1995                6-7

        Notes to Consolidated Condensed Financial Statements   8-10


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations         11-12


                       PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                       13

Signatures                                                     14

                         SOS STAFFING SERVICES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS


                                    ASSETS

                                                       June 30,   December 31,
                                                         1996         1995
                                                    ------------  ------------
CURRENT ASSETS:                                      (Unaudited)
   Cash                                              $   109,668  $ 2,717,389
   Accounts receivable, net                           12,725,349    9,784,022
   Current portion of workers' compensation deposit      919,976      568,658
   Prepaid expenses and other                            338,835      191,616
   Deferred tax asset                                    114,567       61,803
   Amounts due from related parties                      408,897      460,897
                                                     -----------  -----------
      Total current assets                            14,617,292   13,784,385
                                                     -----------  -----------
PROPERTY AND EQUIPMENT, at cost:
   Computer equipment                                  1,152,386    1,011,363
   Office equipment                                    1,245,808    1,087,262
   Leasehold improvements and other                      851,571      789,633
                                                     -----------  -----------
                                                       3,249,765    2,888,258
   Less accumulated depreciation and amortization    (1,468,693)   (1,267,233)
                                                     -----------  -----------
      Total property and equipment, net                1,781,072    1,621,025
                                                     -----------  -----------

OTHER ASSETS:
   Workers' compensation deposit, less current portion    87,549      142,164
   Intangible assets, net                              8,422,699    3,582,924
   Deposits and other assets                             333,343      196,850
                                                     -----------  -----------
      Total other assets                               8,843,591    3,921,938
                                                     -----------  -----------

      Total assets                                   $25,241,955  $19,327,348
                                                     -----------  -----------
                                                     -----------  -----------




     The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed balance sheets.

                         SOS STAFFING SERVICES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS



                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       June 30,       December 31,
                                                         1996            1995
                                                     ------------     ------------
CURRENT LIABILITIES:                                  (Unaudited)
  Note payable                                       $        -       $  1,450,000
  Line of credit                                        5,420,407              -
  Accounts payable                                        159,324          126,349
  Accrued payroll costs                                 1,107,305        1,275,617
  Current portion of workers' compensation reserve      1,006,526          735,799
  Accrued liabilities                                     651,759          477,361
  Income taxes payable                                    212,104           74,576
                                                     ------------     ------------
      Total current liabilities                         8,557,425        4,139,702
                                                     ------------     ------------

WORKERS' COMPENSATION
  RESERVE, less current portion                           225,910          183,950
                                                     ------------     ------------

DEFERRED INCOME TAX LIABILITY                             146,784          336,155
                                                     ------------     ------------

SHAREHOLDERS' EQUITY:
  Common stock                                             67,038           67,000
  Additional paid-in capital                           13,124,159       13,099,497
  Retained earnings                                     3,120,639        1,501,044
                                                     ------------     ------------
      Total shareholders' equity                       16,311,836       14,667,541
                                                     ------------     ------------

      Total liabilities and shareholders' equity     $ 25,241,955     $ 19,327,348
                                                     ------------     ------------
                                                     ------------     ------------


     The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed balance sheets.

                         SOS STAFFING SERVICES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                               13 Weeks Ended                26 Weeks Ended
                                       ----------------------------   ----------------------------
                                       June 30, 1996   July 2, 1995   June 30, 1996   July 2, 1995
                                       -------------   ------------   -------------   ------------
                                        (Unaudited)     (Unaudited)     (Unaudited)   (Unaudited)
SERVICE REVENUES                       $  29,953,934   $ 20,510,495   $  54,987,945   $ 40,083,550
DIRECT COSTS OF SERVICES                  23,850,252     16,246,108      43,642,684     31,795,686
                                       -------------   ------------   -------------   ------------
  Gross profit                             6,103,682      4,264,387      11,345,261      8,287,864

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                  4,615,978      3,398,673       8,713,174      6,331,072
                                       -------------   ------------   -------------   ------------

INCOME FROM OPERATIONS                     1,487,704        865,714       2,632,087      1,956,792
                                       -------------   ------------   -------------   ------------

OTHER INCOME (EXPENSE):
  Interest expense                           (14,268)       (63,867)        (24,764)       (94,225)
  Interest income                                869         16,438           9,498         28,607
  Other, net                                 (37,847)        11,974          (3,983)        19,580
                                       -------------   ------------   -------------   ------------
      Total, net                             (51,246)       (35,455)        (19,249)       (46,038)
                                       -------------   ------------   -------------   ------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                         1,436,458        830,259       2,612,838      1,910,754
PROVISION FOR INCOME TAXES (Including
  pro forma adjustment in 1995)             (546,160)      (318,639)       (993,243)      (734,718)
                                       -------------   ------------   -------------   ------------

NET INCOME (Pro forma for 1995)        $     890,298   $    511,620   $   1,619,595   $  1,176,036
                                       -------------   ------------   -------------   ------------
                                       -------------   ------------   -------------   ------------

NET INCOME PER COMMON SHARE
  (Pro forma for 1995)                 $        0.13   $       0.09   $        0.24   $       0.21
                                       -------------   ------------   -------------   ------------
                                       -------------   ------------   -------------   ------------

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING  (Pro forma for 1995)        6,769,665      5,730,769       6,769,473      5,730,769
                                        -------------   ------------   -------------   ------------
                                       -------------   ------------   -------------   ------------


     The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements.

                         SOS STAFFING SERVICES, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                        INCREASE (DECREASE) IN CASH

                                                            26 Weeks Ended
                                                     ---------------------------
                                                     June 30, 1996  July 2, 1995
                                                     -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                 (Unaudited)   (Unaudited)
Net income                                            $ 1,619,595   $ 1,438,898
Adjustments to reconcile net income
   to net cash used in operating activities:
   Depreciation and amortization                          288,248       160,758
   Deferred income taxes                                 (242,135)      445,000
   Loss on disposition of assets                           51,009           -
   Other                                                  (65,493)          -
   Changes in operating assets and liabilities:
      Accounts receivable, net                         (2,941,327)   (6,036,262)
      Workers' compensation deposit                      (296,703)       52,775
      Prepaid expenses and other                         (147,219)     (133,233)
      Amounts due from related parties                     52,000      (209,084)
      Deposits and other assets                           (70,610)       59,624
      Accounts payable                                     32,975        57,573
      Accrued payroll costs                              (168,312)      517,407
      Workers' compensation reserve                       312,686        67,769
      Accrued liabilities                                 (40,434)       (9,569)
      Amounts due shareholders                              7,889           -
      Income taxes payable                                137,528        26,856
                                                      -----------   -----------
         Net cash used in operating activities         (1,470,303)   (3,561,488)
                                                      -----------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                   (351,866)     (416,550)
   Cash paid in acquisition of certain assets          (4,780,659)     (276,278)
   Deposits related to acquisition of certain assets          -         206,278
   Principal payment on note related to acquisition    (1,450,000)          -
                                                      -----------   -----------
      Net cash used in investing activities            (6,582,525)     (486,550)
                                                      -----------   -----------



     The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements

                         SOS STAFFING SERVICES, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                        INCREASE (DECREASE) IN CASH

                                                            26 Weeks Ended
                                                     ---------------------------
                                                     June 30, 1996  July 2, 1995
                                                     -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:                 (Unaudited)   (Unaudited)
   Proceeds from common stock options excercised      $    24,700   $       -
   Net borrowings on line of credit                     5,420,407     2,718,170
   Increase in amounts due to shareholders                      -     1,658,214
   Principal payments on long-term debt                         -      (550,000)
   Offering costs                                               -      (279,670)
   Capital contribution from shareholders                       -       750,000
   Distributions to shareholders                                -      (750,000)
                                                      -----------   -----------
      Net cash  provided by  financing activities       5,445,107     3,546,714
                                                      -----------   -----------


NET DECREASE IN CASH                                  (2,607,721)      (501,324)
CASH AT BEGINNING OF PERIOD                             2,717,389       613,049
                                                      -----------   -----------


CASH AT END OF PERIOD                                 $   109,668   $   111,725
                                                      -----------   -----------
                                                      -----------   -----------












     The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements

                         SOS STAFFING SERVICES, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such
rules and regulations.   These consolidated condensed financial statements
reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated condensed financial statements and the notes thereto included in the Company's Annual Report to Shareholders on Form 10-K.

     The results of operations for the thirteen and twenty-six week period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

 NOTE 2.  ASSET ACQUISITIONS

     GEOMINE PERSONNEL, INC.

     In February, 1996, the Company purchased certain assets and substantially all of the business of Geomine Personnel, Inc. for approximately $485,000 plus contingent future earnout payments up to a maximum of $300,000. As of June 30, 1996, approximately $111,000 of contingent earnouts were accrued and/or paid. This acquisition has been accounted for as a purchase. The excess of the purchase price over the estimated fair market value of the acquired tangible assets was approximately $576,000, of which approximately $451,000 has been allocated to goodwill and $125,000 has been allocated to other intangible assets.

     VIP LIMITED LLC

     In April, 1996, the Company purchased certain assets and substantially all of the business of VIP Limited LLC for approximately $65,000 plus contingent future earnout payments up to a maximum of $135,000. As of June 30, 1996, approximately $50,000 of contingent earnouts were accrued. The acquisition has been accounted for as a purchase. The excess of the purchase price over the fair market value of the acquired tangible assets was approximately $60,000, of which approximately $50,000 has been allocated to goodwill and $10,000 has been allocated to other intangible assets.

     SNAKE RIVER T.E.M.P.S.,INC.

     In April, 1996, the Company purchased certain assets and substantially all the business of Snake River T.E.M.P.S., Inc. for approximately $65,000 plus contingent future earnouts up to a maximum of $135,000. The acquisition has been accounted for as a purchase. Of the $65,000 purchase price, approximately $35,000 has been allocated to goodwill and $30,000 has been allocated to other intangible assets.

     ABACUS CONSULTING GROUP, INC., ABACUS CONSULTANTS, INC., THE PERFORMANCE PROFESSIONALS, INC.

     In June, 1996, the Company purchased certain assets and substantially all the business of Abacus Consulting Group, Inc., Abacus Consultants, Inc., and The Performance Professionals, Inc. for approximately $3.2 million plus other costs
and contingent future earnouts up to a maximum of $1.8 million.   The
acquisition has been accounted for as a purchase. The excess of the purchase price over the fair market value of the acquired tangible assets was approximately $3.2 million, substantially all of which has been preliminarily allocated to goodwill.

     ALLYN COLORADO ENTERPRISES, INC.

     In June, 1996, the Company purchased certain assets and substantially all the business of Allyn Colorado Enterprises, Inc. for approximately $750,000 and
future contingent earnouts not to exceed $1.25 million.   The acquisition has
been accounted for as a purchase. Approximately $600,000 has been allocated to goodwill and approximately $150,000 has been allocated to other intangible assets.

  PRO FORMA ACQUISITION INFORMATION -- UNAUDITED

     The unaudited pro forma acquisition information for the twenty-six weeks ended June 30, 1996 as compared to the twenty-six weeks ended July 2, 1995 presents the results of operations of material acquisitions as if the acquisitions had occurred at the beginning of each twenty-six week period. The results of operations give effect to certain adjustments, including amortization of intangible assets. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the applicable period as described above or of the results which may occur in the future.

                                       Unaudited results of operations

                                                26 Weeks Ended
                                      ---------------------------------
                                      June 30,1996         July 2, 1995
                                      ------------         ------------
    Service revenues                   $57,842,332         $43,413,309
                                       -----------         -----------
                                       -----------         -----------
    Income from operations             $ 2,691,561         $ 2,000,092
                                       -----------         -----------
                                       -----------         -----------
    Net income                         $ 1,663,100         $ 1,231,426
                                       -----------         -----------
                                       -----------         -----------

NOTE 3.   LEGAL MATTERS

     On February 21, 1996, a former employee of the Company filed a wrongful termination lawsuit against the Company in Third District Court, Salt Lake County, State of Utah. The complaint originally sought compensatory damages of $4.5 million and punitive damages of $4.0 million. Subsequent to the original filing of the lawsuit, the plaintiff revised the amounts involved to $1.0 million and $1.0 million, respectively. Discovery is in the early stages; however, based upon the information currently available, the Company believes that the claim is without merit, and that the Company has valid defenses to all the allegations raised in the Complaint.


NOTE 4.  1995 PRO FORMA STATEMENTS OF INCOME INFORMATION

          Effective June 26, 1995, the Company's S Corporation election was terminated, accordingly, the income taxes for 1995 have been reflected as if the election was terminated at the beginning of 1995.

     Prior to the Company's initial public offering, the Company distributed approximately $8.0 million of its accounts receivable to its S Corporation shareholders. The pro forma weighted average common shares outstanding for 1995 reflects the effect of the issuance of 1,230,769 shares at an offering price of $6.50 per share, as if the accounts receivable distribution of $8.0 million had occurred at the beginning of 1995.

                         SOS STAFFING SERVICES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and notes thereto appearing elsewhere in this report. The Company's fiscal year consists of a 52-or 53-week period ending on the Sunday closest to December 31.

RESULTS OF OPERATIONS

     The following table sets forth unaudited income statement information for the comparative thirteen and twenty-six week periods.

                                               13 Weeks Ended                 26 Weeks Ended
                                           -----------------------       -----------------------
                                           June 30,        July 2,       June 30,        July 2,
                                             1996           1995           1996           1995
                                           --------       --------       --------       --------
Service revenues                           $29,954        $20,510        $54,988        $40,084
Direct cost of services                     23,851         16,246         43,643         31,796
                                           -------        -------        -------        -------
  Gross profit                               6,103          4,264         11,345          8,288

Selling, general and
   administrative expenses                   4,616           3399          8,713          6,331
                                           -------        -------        -------        -------

Operating income                             1,487            865          2,632          1,957

Other income (expense)                         (51)           (35)           (19)           (46)
                                           -------        -------        -------        -------
Income before provision for taxes            1,436            830          2,613          1,911
Provision for income taxes (including
   pro forma adjustment in 1995)              (546)          (318)          (993)          (735)
                                           -------        -------        -------        -------

Net income (Pro forma for 1995)            $   890        $   512        $ 1,620        $ 1,176
                                           -------        -------        -------        -------
                                           -------        -------        -------        -------

     SERVICE REVENUES. Service revenues increased by $9.4 million, or 46%, to $29.9 million in the thirteen weeks ended June 30, 1996 compared to the thirteen weeks ended July 2, 1995. Of the $9.4 million increase, approximately $4.2 million was attributable to increased revenue in existing offices, $0.5 million resulted from opening offices in new markets and $4.7 million was attributable to offices acquired during 1995 and 1996. In the twenty-six weeks ended June 30, 1996 as compared to the twenty-six weeks ended July 2, 1995, service revenues increased by $14.9 million or 37%, to $55.0 million. Of the $14.9 million increase, approximately $6.8 million was attributable to increased revenue in existing offices, $0.6 million resulted from opening new offices, and approximately $7.5 million was attributable to offices acquired in 1995 and 1996. The increase in service revenues was also generally consistent with increases in hours billed, customers served and temporary staffing employees utilized.

     GROSS PROFIT. Gross profit as a percentage of service revenues for the thirteen weeks ended June 30, 1996 and July 2, 1995 was 20.4% and 20.8%, respectively. The decrease in gross profit as a percentage of service revenues is partially attributable to lower gross profit percentages earned by certain acquisitions. Gross profit as a percentage of service revenues for the twenty-six weeks ended June 30, 1996 and July 2, 1995 was 20.6% and 20.7% respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and
administrative expenses   as a percentage of service revenues for the thirteen
weeks ended June 30, 1996 and July 2, 1995 were 15.4% and 16.6%, respectively. The decrease in selling, general and administrative expenses as a percentage of service revenues is attributable primarily to management's efforts to control costs as well as lower selling, general, and administrative percentages associated with certain acquisitions. Selling, general and administrative expenses as a percentage of service revenues for the twenty-six weeks ended June 30, 1996 and July 2, 1995 were 15.8% and 15.8% respectively.

     INCOME TAXES. The pro forma provision for income taxes for the twenty-six week period ending July 2, 1995 has been determined assuming the Company had been taxed as a C corporation for federal and state income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     For the twenty-six weeks ended June 30, 1996 and July 2, 1995 net cash used by operations was $1.4 million and $3.6 million, respectively. The use of cash by operations decreased as a result of improvements in accounts receivable, partially offset by amounts due from related parties and accrued payroll costs.

     The Company's investing activities used $0.4 million to purchase property and equipment and $6.2 million to purchase assets of acquired businesses. See
Note 2 to the financial statements for a description of the material terms of these acquisitions.

     The Company's primary sources of short-term and long-term liquidity and capital resources at June 30, 1996 were cash flow from operating activities and an unsecured line of credit with a bank. The Company's line of credit allows for maximum borrowings of $10.0 million and the Company had outstanding borrowings on the line of credit of $5.4 million. Borrowings on the line of credit bore interest at the prime rate charged by the Company's lender which is periodically adjusted (at June 30, 1996, 8.25%). The Company also had letters of credit of $2.3 million outstanding at June 30, 1996, for purposes of securing its workers' compensation premium obligation which are considered as a reduction of borrowing availability on the line of credit.

     Subsequent to June 30, 1996, the Company finalized a new credit facility to replace the former line of credit which expired on July 16, 1996. The new facility allows for maximum borrowings of $20 million and includes a long-term debt feature. Short term borrowings will be at prime rate (currently 8.25%) and long term borrowings will be at the LIBOR rate plus a variable rate (currently 1.75%), depending on the debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio The Company's tangible assets are pledged as security for the new facility.

                         PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        a) No exhibits are filed with this report.


        b) No reports were filed on Form 8-K during the quarter for which this report is filed

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SOS STAFFING SERVICES, INC.
                                                Registrant



Dated: August 12, 1996                 /s/ Richard D. Reinhold
                                       -------------------------------
                                       Richard D. Reinhold
                                       Chairman of the Board,
                                       Chief Executive Officer



Dated: August 12, 1996                 /s/ Gary B. Crook
                                       -------------------------------
                                       Gary B. Crook
                                       Vice President,
                                       Chief Financial Officer