Form 10-Q
period 1996-09-30
SOS STAFFING SERVICES INC
filed 1996-11-14
CIK 945437

14


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 29, 1996

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes____X______ No___________
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class of Common Stock               Outstanding at November 11, 1996
   Common Stock, $0.01 par value                   6,705,660

                        TABLE OF CONTENTS

                 Part I - Financial Information

     Item 1. Financial Statements                                       Page(s)

               Condensed Consolidated Balance Sheets
                    As of  September 29, 1996, and December 31, 1995     3-4

               Condensed Consolidated Statements of Income
                    For the 13 and 39 Weeks Ended September 29, 1996
                    and October 1, 1995                                   5

               Condensed Consolidated Statements of Cash Flows
                    For the 39 Weeks Ended September 29, 1996
                    and October 1, 1995                                  6-7

               Notes to Condensed Consolidated Financial
                    Statements                                           8-10


     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations             11-12



                   Part II - Other Information

     Item 6. Exhibits and Reports on Form 8-K                            13

     Signatures                                                          14

                           SOS STAFFING SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                        September 29,  December 31,
                                            1996          1995
CURRENT ASSETS:                          (Unaudited)

   Cash                                 $   492,526    $2,717,389
   Accounts receivable, net              17,270,450     9,784,022
   Current portion of workers'
     compensation deposit                   622,743       568,658
   Prepaid expenses and other               388,102       191,616
   Deferred tax asset                       184,640        61,803
   Amounts due from related parties         408,897       460,897
      Total current assets               19,367,358    13,784,385

PROPERTY AND EQUIPMENT, at cost:
   Computer equipment                     1,299,422     1,011,363
   Office equipment                       1,294,244     1,087,262
   Leasehold improvements and other         862,775       789,633
                                          3,456,441     2,888,258
   Less accumulated depreciation and     (1,582,204)   (1,267,233)
     amortization
      Total property and equipment,       1,874,237     1,621,025
        net

OTHER ASSETS:
   Workers' compensation deposit, less
     current portion                        136,549       142,164
   Intangible assets, net                10,306,696     3,582,924
   Deposits and other assets                346,434       196,850
      Total other assets                 10,789,679     3,921,938

      Total assets                     $ 32,031,274  $ 19,327,348





      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                             September 29,      December 31,
                                                  1996             1995
CURRENT LIABILITIES:                          (Unaudited)
   Note payable                              $         -     $   1,450,000
   Line of credit                              1,325,373                 -
   Accounts payable                              130,895           126,349
   Accrued payroll costs                       2,457,272         1,275,617
   Current portion of workers'
     compensation reserve                      1,101,903           735,799
   Accrued liabilities                         1,999,051           477,361
   Income taxes payable                          536,368            74,576
      Total current liabilities                7,550,862         4,139,702

LONG TERM BANK NOTE                            6,500,000                 -

WORKERS' COMPENSATION
   RESERVE, less current portion                 267,528           183,950
                                                `
DEFERRED INCOME TAX LIABILITY                     66,735           336,155


SHAREHOLDERS' EQUITY:
   Common stock                                   67,048            67,000
   Additional paid-in capital                 13,130,388        13,099,497
   Retained earnings                           4,448,713         1,501,044
      Total shareholders' equity              17,646,149        14,667,541

      Total liabilities and
        shareholders' equity                $ 32,031,274      $ 19,327,348



      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                             13 Weeks                     39 Weeks
                                               Ended                        Ended
                                   September 29,   October 1,    September 29,   October 1,
                                       1996          1995            1996          1995
                                    (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
SERVICE REVENUES                    $37,846,104   $23,250,657     $92,834,049   $63,334,207
DIRECT COSTS OF SERVICES            30,091,956     18,343,158      73,734,640    50,138,844
 Gross profit                        7,754,148      4,907,499      19,099,409    13,195,363

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          5,570,766        3,493,414      14,283,940     9,824,486

INCOME FROM OPERATIONS             2,183,382        1,414,085       4,815,469     3,370,877

OTHER INCOME (EXPENSE):
   Interest expense                 (152,017)         (28,189)       (176,781)     (122,414)
   Interest income                     1,230           36,163          10,729        64,770
   Other, net                        108,871           68,503         104,887        88,083
      Total, net                     (41,916)          76,477         (61,165)       30,439

INCOME BEFORE PROVISION
  FOR INCOME TAXES                 2,141,466        1,490,562       4,754,304     3,401,316
PROVISION FOR INCOME TAXES
 (Including pro forma adjustment
  in ytd 1995)                      (813,392)        (574,178)     (1,806,635)   (1,308,896)

NET INCOME (Pro forma for ytd
 1995)                           $ 1,328,074        $ 916,384     $ 2,947,669   $ 2,092,420

NET INCOME PER COMMON SHARE
   (Pro forma for ytd 1995)      $      0.20        $    0.14     $      0.35   $      0.44




WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                    6,762,230        6,721,644       6,760,392     6,061,061






      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Increase (Decrease) in Cash

                                                39 Weeks Ended
                                          September 29,    October 1,
                                              1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:     (Unaudited)     (Unaudited)
Net income                                 $2,947,669      $2,355,282
Adjustments to reconcile net income
  to net cash used in operating
  activities:
     Depreciation and amortization            533,177         250,426
     Deferred income taxes                   (392,257)        451,340
     Loss on disposition of assets             51,647               -
     Other                                    (56,409)              -
Changes in operating assets and liabilities:
     Accounts receivable, net              (7,486,427)    (11,097,899)
     Workers' compensation deposit            (48,470)         12,562
     Prepaid expenses and other              (210,895)       (112,680)
     Amounts due from related parties         (80,584)         53,006
     Accounts payable                           4,546         150,551
     Accrued payroll costs                  1,181,654       1,118,978
     Workers' compensation reserve            449,682         (32,018)
     Accrued liabilities                      231,791          21,662
     Income taxes payable                     461,792         595,080
        Net cash used in operating
          activities                       (2,361,084)     (6,510,671)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment       (457,897)       (541,088)
   Cash paid in acquisition of certain
     assets                                (5,812,195)       (940,507)
   Deposits related to acquisition of
     certain assets                                 -         206,278
   Principal payment on note related to    (1,450,000)              -
     acquisition
      Net cash used in investing
        activities                        $(7,720,092)    $(1,275,317)




      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           SOS STAFFING SERVICES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           Increase (Decrease) in Cash

                                                       39 Weeks Ended
                                                  September 29,   October 1,
                                                      1996           1995
 CASH FLOWS FROM FINANCING ACTIVITIES:            (Unaudited)    (Unaudited)
  Proceeds from issuance of common stock, net      $   30,940    $12,710,217
  Net (repayments) borrowings on line of credit     1,325,373     (1,478,530)
  Borrowings on long term bank note                 6,500,000              -
  Principal payments on long-term debt                      -       (550,000)
  Capital contribution from shareholders                    -        750,000
  Distributions to shareholders                             -       (750,000)
  Net cash provided by financing activities         7,856,313     10,681,687

NET INCREASE (DECREASE) IN CASH                    (2,224,863)     2,895,699
CASH AT BEGINNING OF PERIOD                         2,717,389        613,049

CASH AT END OF PERIOD                              $  492,526    $ 3,508,748














      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note 1.  Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders on Form 10-K.

     The results of operations for the 13 and 39 week period ended September 29, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Asset Acquisitions

     Geomine Personnel, Inc.

     In February, 1996, the Company purchased certain assets and substantially all of the business of Geomine Personnel, Inc. for approximately $485,000 plus contingent future earnout payments up to a maximum of $300,000. As of September 29, 1996, approximately $111,000 of contingent earnouts were accrued and/or paid. This acquisition has been accounted for as a purchase. The excess of the purchase price over the estimated fair market value of the acquired tangible assets was approximately $576,000, of which approximately $451,000 has been allocated to goodwill and $125,000 has been allocated to other intangible assets.

     VIP Limited LLC

     In April, 1996, the Company purchased certain assets and substantially all of the business of VIP Limited LLC for approximately $15,000 plus contingent future earnout payments up to a maximum of $185,000. As of September 29, 1996, approximately $50,000 of contingent earnouts were accrued. The acquisition has been accounted for as a purchase. The excess of the purchase price over the fair market value of the acquired tangible assets was approximately $60,000, of which approximately $50,000 has been allocated to goodwill and $10,000 has been allocated to other intangible assets.

       Snake River T.E.M.P.S.,Inc.

     In April, 1996, the Company purchased certain assets and substantially all the business of Snake River T.E.M.P.S., Inc. for approximately $65,000 plus contingent future earnouts up to a maximum of $135,000. As of September 29, 1996, approximately $50,000 of contingent earnouts had been accrued and/or paid. The acquisition has been accounted for as a purchase. The excess of the purchase price over the fair market value of the acquired tangible assets was approximately $114,000 of which approximately $84,000 has been allocated to goodwill and $30,000 has been allocated to other intangible assets.

   Abacus  Consulting Group, Inc., Abacus Consultants, Inc.,  The Performance
      Professionals, Inc.

      In June, 1996, the Company purchased certain assets and substantially all the business of Abacus Consulting Group, Inc., Abacus Consultants, Inc., and The Performance Professionals, Inc. for approximately $3,638,000 and contingent future earnouts up to a maximum of approximately $1.775,000. As of September 29, 1996 approximately $500,000 of contingent earnouts had been accrued and/or paid. The acquisition has been accounted for as a purchase. The excess of the purchase price over the fair market value of the acquired tangible assets was approximately $4.1 million, of which approximately $3.8 million has been allocated to goodwill and approximately $0.3 million has been allocated to other intangible assets.

     Allyn Colorado Enterprises, Inc.

      In June, 1996, the Company purchased certain assets and substantially all the business of Allyn Colorado Enterprises, Inc. for approximately $750,000 and future contingent earnouts not to exceed $1.25 million. The acquisition has been accounted for as a purchase. As of September 29, 1996, approximately $650,000 of contingent earnouts had been accrued and/or paid. The excess of purchase price over the fair market value of the acquired tangible assets was approximately $1,380,000 of which approximately $1,200,000 has been allocated to goodwill and approximately $180,000 has been allocated to other intangible assets.

     Excell Employment, LLC

      In July, 1996, the Company purchased certain assets and substantially all the business of Excell Employment, LLC. for approximately $25,000 plus other costs and contingent future earnouts up to a maximum of $75,000. The acquisition has been accounted for as a purchase. The excess of the purchase price over the fair market value of the acquired tangible assets was approximately $23,000, of which approximately $4,000 has been allocated to goodwill and approximately $19,000 has been allocated to other intangible assets.

     Performance Plus, Inc.

      In August, 1996, the Company purchased certain assets and substantially all the business of Performance Plus, Inc. for approximately $35,000. The acquisition has been accounted for as a purchase. The excess of the purchase price over the fair market value of the acquired tangible assets was approximately $30,000, of which approximately $15,000 has been allocated to goodwill and approximately $15,000 has been allocated to other intangible assets.

     Impact Staffing, a division of Pacific Design Engineering.

      In August, 1996, the Company purchased certain assets and substantially all the business of Impact Staffing, a division of Pacific Design Engineering, Inc. for approximately $525,000 and contingent future earnouts up to a maximum of $350,000. As of September 29, 1996 approximately $150,000 of contingent earnout had been accrued and/or paid. The acquisition has been accounted for as a purchase. The excess of the purchase price over the fair market value of the acquired tangible assets was approximately $645,000, of which approximately
$625,000 has been allocated to goodwill and approximately $20,000 has been allocated to other intangible assets.

     Key Personnel Service, Inc.

     In September, 1996, the Company purchased certain assets and substantially all the business of Key Personnel Service, Inc. for approximately $250,000 plus other costs and contingent future earnouts up to a maximum of $150,000. At September 29, 1996 approximately $50,000 of contingent earnouts had been accrual and/or paid. The acquisition has been accounted for as a purchase. The excess of the purchase price over the fair market value of the acquired tangible assets was approximately $280,000, of which approximately $230,000 has been allocated to goodwill and approximately $50,000 has been allocated to other intangible assets.

     Pro Forma Acquisition Information_Unaudited

     The unaudited pro forma acquisition information for the 39 weeks ended September 29, 1996 and October 1, 1995 presents the results of operations of material acquisitions as if the acquisitions had occurred at the beginning of each period. The results of operations give effect to certain adjustments, including amortization of intangible assets and interest expense on debt borrowings utilized to fund certain acquisitions. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the applicable period as described above or of the results which may occur in the future.

                                 Unaudited Pro Forma
                                Results of Operations
                                   39 Weeks Ended

                              September 29,      October 1,
                                  1996             1995

   Service revenues           $99,136,061      $71,137,332

   Income from operations     $ 5,097,432      $ 3,704,577

   Net income                 $ 2,977,650      $ 2,151,120



Note 3.  Legal Matters

     In February 1996, a former employee of the Company filed a wrongful termination lawsuit against the Company in Third District Court, Salt Lake County, State of Utah. The complaint seeks compensatory damages of $4.5 million and punitive damages of $4.0 million. Discovery is in the early stages; however, the Company believes that the claim is without merit, and that the Company has valid defenses to all the allegations raised in the complaint.


Note 4.  1995 Pro forma Statements of Income Information

     Effective  June  26,  1995,  the  Company's  S  Corporation   election  was
terminated, accordingly, the income taxes for the 39 weeks ended October 1, 1995 have been reflected as if the election was terminated at the beginning of 1995.

     Prior to the Company's initial public offering, the Company distributed approximately $8.0 million of its accounts receivable to its S Corporation shareholders. The pro forma weighted average common shares outstanding for the 39 weeks ended October 1, 1995 reflects the effect of the issuance of 1,230,769 shares at an offering price of $6.50 per share, as if the accounts receivable distribution of $8.0 million had occurred at the beginning of 1995.

Note 5.  Revolving Credit Line

     The Company entered into a secured revolving credit agreement (the "Agreement") dated as of July 11, 1996 with certain banks. The Agreement provides for a maximum commitment of $20,000,000 to be used for working capital needs and to fund acquisitions. The commitment expires in July 1999 at which time outstanding borrowings are due and payable. As of September 29, 1996 the Company had total outstanding borrowings of $7.8 million, consisting of short-term borrowings of $1.3 million, which bore interest at the prime rate charged by the Company's lender which is periodically adjusted (8.25 percent at September 29, 1996), and long-term borrowings of $6.5 million, which bore interest at the LIBOR rate plus 1.75% (7.75 percent at September 29, 1996). The Company also had letters of credit of $3.7 million outstanding at September 29, 1996, for purposes of securing its workers' compensation premium obligation. The aggregate amount of such letters of credit reduce the borrowing availability on the line of credit. At September 29, 1996, $8.5 million was still available for borrowings or letters of credit under the line of credit.

     In connection with the Agreement, the Company can borrow up to 85 percent of certain eligible receivables. Borrowings are secured by substantially all of the Company's assets. Interest is paid in arrears and is required to be paid monthly. The Agreement contains certain restrictive covenants including maintenance of certain minimums related to the Company's tangible net worth, capital funds, total indebtedness to EBITDA, interest coverage and current ratio. In addition, acquisitions with a total projected cost in excess of certain individual and aggregate amounts in any 12 month period requires prior consent of the banks. The Company is also required to pay a quarterly commitment fee of .375 percent to .50 percent (on an annualized basis) on the daily average unused commitment amount.



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

Results of Operations

     The following table sets forth unaudited income statement information for the comparative 13 and 39 week periods (in thousands).

                              13 Weeks Ended                39 Weeks Ended
                         September 29,   October 1,   September 29,   October 1,
                             1996          1995           1996          1995

Service revenues           $37,846       $23,251        $92,834       $63,334
Direct cost of services     30,092        18,343         73,735        50,139
  Gross profit               7,754         4,908         19,099        13,195
Selling, general and
  administrative expenses    5,571         3,494         14,284         9,824

Operating income             2,183         1,414          4,815         3,371

Other income(expense)          (42)           76            (61)           30
Income before provision
 for taxes                   2,141         1,490          4,754         3,401
Provision for income
 taxes (including pro
 forma adjustment in
 1995)                        (813)         (574)        (1,806)       (1,309)

Net income (Pro forma
 for 1995)                 $ 1,328       $   916        $ 2,948       $ 2,092



      Service Revenues. Service revenues for the 13 weeks ended September 29, 1996 were $37.8 million an increase of $14.6 million or 63% from $23.2 million for the same period in 1995. Approximately $7.6 million of the increase was attributable to offices acquired in 1995 and 1996. Service revenues (excluding acquisitions) grew by $7.0 million during the period, consisting of approximately $5.8 million attributable to growth from existing offices and approximately $1.2 million attributable to opening new offices. Service revenues for the 39 weeks ended September 29, 1996 were $92.8 million an increase of $29.5 million or 47% from $63.3 million for the same period in 1995. Approximately $15.1 milllion of the increase was attributable to offices acquired in 1995 and 1996. Service revenues (excluding acquisitions) grew by $14.4 million or approximately 23% during the period, consisting of approximately $12.8 million attributable to growth from existing offices and approximately $1.6 million attributable to opening new offices. The increase in service revenues was also generally consistent with increases in hours billed, customers served and temporary staffing employees utilized.

     Gross Profit. Gross profit for the 13 weeks ended September 29, 1996 was $7.7 million, an increase of $2.8 million, or 58%, from $4.9 million for the same period of 1995. Gross profit margin for the 13 weeks ended September 29, 1996 was 20.5% compared to 21.1% for the same period of 1995, reflecting, in part, upward pressure on wages due to lower unemployment rates in the Company's service areas. Gross profit for the 39 weeks ended September 29, 1996 was $19.1 million, an increase of $5.9 million, or 45%, from $13.2 million for the same period of 1995. Gross profit margin for the 39 weeks ended September 29, 1996 was 20.6% compared to 20.8% for the same period of 1995, reflecting, in part, upward pressure on wages due to lower unemployment rates in the Company's service areas.


      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the 13 weeks ended September 29, 1996 amounted to $5.6 million or 14.7% of service revenues compared to $3.5 million or 15.0%. The decrease in selling, general and administrative expenses as a percentage of service revenues is attributable primarily to management's efforts to control costs. Selling, general and administrative expenses for the 39 weeks ended September 29, 1996 amounted to $14.3 million or 15.4% of service revenues compared to $9.8 million or 15.5% of service revenues for the same period of 1995.

     Operating Income. Operating income for the 13 weeks ended September 29, 1996 was $2.2 million, an increase of $0.8 million or 54% from $1.4 million for the same period in 1995. Operating margin for the 13 weeks ended September 29, 1996 was 5.8% compared to 6.1% for the same period of 1995. Operating income for the 39 weeks ended September 29, 1996 was $4.8 million, an increase of $1.4 million or 43% from $3.4 million for the same period in 1995. Operating margin for the 39 weeks ended September 29, 1996 was 5.2% compared to 5.3% for the same period of 1995.

     Income Taxes. The pro forma provision for income taxes for the 39 week period ending October 1, 1995 has been determined assuming the Company had been taxed as a C corporation for federal and state income tax purposes prior to its conversion from an S corporation which occurred June 26, 1995.


Liquidity and Capital Resources

     For the 39 weeks ended September 29, 1996 cash used in operating activities amounted to $2.4 million, primarily as a result of increases in accounts receivable due to increased sales, partially offset by increases in accrued payroll costs.

     The Company's investing activities during the 39 weeks ended September 29, 1996 used cash in the amount of $7.7 million, principally to purchase assets of acquired businesses and to purchase property and equipment. See Note 2 to the condensed consolidated financial statements of the Company for a description of the material terms of these acquisitions.

     Cash flows from financing activities during the 39 weeks ended September 29, 1996 amounted to $7.9 million, consisting primarily of borrowings against the Company's credit facility used to fund the Company's acquisition of temporary staffing companies.

     The Company's primary sources of short-term and long-term liquidity and capital resources are its cash reserves, cash flows from operating activities and unsecured line of credit with a bank. The Company's line of credit allows for maximum borrowings of $20 million. As of September 29, 1996 the Company had total outstanding borrowings of $7.8 million, consisting of short-term borrowings of $1.3 million, which bore interest at the prime rate charged by lender (at September 29, 1996, 8.25%), and long-term borrowings of $6.5 million, which bore interest at the LIBOR rate plus 1.75% (at September 29, 1996, 7.75%). The Company also commitments for letters of credit of $3.7 million at September 29, 1996, for purposes of securing its workers' compensation premium obligation, which is considered as a reduction of borrowing availability on the credit facility. At September 29, 1996, $8.5 million was still available for borrowings or letters of credit under the credit facility. Management believes that the Company's credit facility, together with cash reserves and cash flow from operations, is sufficient to fund the currently pending acquisitions and to fund the Company's operations and capital expenditures for at least the next twelve months.



                           PART II - OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K

          a) Exhibit

           10.1 - Credit Agreement dated as of July 11, 1996 by and among the Company, First Security
                  Bank, N.A. and NBD Bank, together with a security agreement and revolving credit notes

          b) Reports filed on Form 8-K

           During the third quarter of 1996, the Company filed an amendment to the Current Report on Form 8-K/A dated September 6, 1996, reporting information required to be reported under Item 7(a), Financial Statements of businesses acquired.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SOS STAFFING SERVICES, INC.
                                                        Registrant



     Dated: November 7, 1996            /s/ Richard D. Reinhold
                                        Richard D. Reinhold
                                        Chairman of the Board,
                                        Chief Executive Officer



     Dated: November 7, 1996            /s/ Gary B. Crook____
                                        Gary B. Crook
                                        Vice President,
                                        Chief Financial Officer