Form 10-K
period 1996-12-29
SOS STAFFING SERVICES INC
filed 1997-03-28
CIK 945437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

__X__ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 1996.

______ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-26094

                           SOS STAFFING SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

            Utah                                                87-0295503
(State or other jurisdiction of                               I.R.S. Employer
incorporation or organization)                               Identification No.)

1415 South Main Street, Salt Lake City, Utah                       84115
  (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (801) 484-4400

           Securities registered pursuant to Section 12(b) of the Act:
                                                           Name of each exchange
       Title of each class                                 on which registered__
               None                                                 None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common stock, $0.01 par value
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, on March 3, 1997, based upon the closing sales price of the Common Stock of $12.125 per share on that date, as reported on the Nasdaq Stock Market, was approximately $62,898,195. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 1997, the Registrant had outstanding 9,037,820 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 29, 1996 are incorporated by reference into Parts II and IV of this Annual Report on Form 10-K. Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Shareholders to be held May 14, 1997 are incorporated by reference in Part III.

                                     PART I

ITEM 1.  BUSINESS

General

         SOS Staffing Services, Inc. ("SOS" or the "Company") is a leading independent regional provider of staffing services in the Mountain States (Utah, Colorado, Arizona, Nevada, Idaho, Wyoming, New Mexico and Montana). In addition, the Company has recently expanded its office network into other western states (California, Oregon and Texas). SOS, a Utah corporation, began business in 1973, initially doing business as SOS Employment Services and subsequently as SOS Temporary Services. During 1996, the Company provided over 56,000 clerical, light industrial, industrial, information technology and technical and professional temporary staffing employees to approximately 8,000 businesses, professional and service organizations and government agencies. In addition to the SOS Staffing Services(R) trademark, the Company does business under service-specific names in various markets where size permits diversification, including Skill Staff (construction and manufacturing services), Industrial Specialists (warehousing and labor services, and trucking), AccountStaff (accounting services), SOS Technical Services (engineering, programming, design and other technical services), PAMS (medical administrative support services), ServCom Management Services (professional employer services), CGS Personnel (mining, mineral exploration and environmental professional services), The Performance Group (information technology services), Impact Staffing (information technology services), and Wolfe & Associates (consulting and information technology services). In February 1997 the Company purchased the stock of Computer Group, Inc. (CGI) of Bellevue, Washington. CGI provides information technology services. The Company's network consisted of 87 offices as of December 29, 1996. There were 28 offices in Colorado, 24 in Utah, 9 in Arizona, 6 in Nevada, 5 in Idaho, 4 in Texas, 3 in Wyoming, 3 in California, 2 in Oregon, 2 in New Mexico and 1 in Montana.

Business Strategy

         SOS seeks to differentiate its services and enhance its growth and profitability through the specific business strategies outlined below:

         Focus on Higher Margin Business. The Company's operating results since 1991 have been significantly improved by its strategy to focus on higher margin business. The Company has implemented this business strategy two ways. First, the Company has expanded its range of services, in part through acquisitions, to include higher margin specialty services such as information technology, administrative staffing support services for medical facilities and other professional staffing and consulting services. The Company intends to continue to develop its capability to provide qualified employees to the information technology sector, one of the fastest growing segments of the temporary staffing industry. Second, the Company has continued its efforts to market temporary staffing services to higher margin accounts. The Company has de-emphasized marketing to accounts where competitive pricing makes margins unacceptable or to accounts where workers' compensation costs adversely affect profitability. As part of this continuing strategy, managers are trained in flexible pricing of services.

         Wide Variety of Services. The Company's strategy includes offering its customers a wide variety of temporary staffing services, including clerical, light industrial, industrial, construction, manufacturing, information technology and technical and professional services. The Company also provides related services to its customers including payrolling, professional employer services, skill and drug testing and risk management consulting. In larger markets, the Company offers these services through several separate offices operating under established names. The Company also provides outsourcing services to customers whereby the Company contracts to perform a particular business function for an agreed price which includes providing staffing, equipment and supplies. In a limited number of markets the Company provides professional employer organization ("PEO") services, which offers to SOS customers the benefit of employee leasing. The Company is also expanding its on-site services where SOS locates an on-site manager to manage all of the customer's temporary employee staffing requirements. The recent acquisition of Wolfe & Associates allows the Company to provide business strategy, information technology and telecommunication consulting services and offer staff augmentation services for any follow-on projects.

       Pursue Opportunities in Smaller Markets. Over the last several years, SOS has focused on opening hub offices in key metropolitan areas followed by establishing offices in surrounding markets. This decentralized office management strategy locates multiple offices in close proximity to customers and temporary staff employees. The Company believes this strategy has allowed it to rapidly gain market share with low entry costs. Once a hub office has been established, the Company focuses on leveraging hub office resources to market and deliver services to surrounding smaller markets. In these markets, which are often too small to attract competition from national companies, the Company has achieved significant penetration in relatively short periods and often becomes the dominant provider of temporary staffing services.

         Provide Entrepreneurial Offices with Strong Central Support. The Company's offices are supported by strong central functions at corporate headquarters which include marketing, recruiting and retention programs, workers' compensation and other insurance services, training, accounts payable, purchasing, credit, collection, legal review and other administrative support services. Each office has access to the Company's computer system and its proprietary software which provides information on customer requirements, available applicants, temporary staffing employees on assignment and other information which facilitates efficient response to customer job orders.

         The Company has established budgets and quality performance standards which are utilized at all offices. A substantial portion of region, area, district and office manager compensation is incentive-based and focused on meeting budgets and quality standards. Managers are also given considerable discretion to respond to specific customer requirements. Office managers report to region, area or district managers who typically have responsibility for three to ten offices.

         Emphasize Service and Value. The Company focuses on providing service and value to its customers. The Company's staff employees seek to establish and maintain long-term relationships with customers by developing knowledge of customers' businesses, responding promptly to customer orders and monitoring job performance and customer satisfaction. The Company has implemented this strategy by targeting customer accounts where service and quality are perceived to be as important as pricing of services, which allows the Company to be more selective and to provide higher quality staffing while maintaining desired profit margins.

         Focus on Risk Management. A significant component of the Company's direct cost of providing services is workers' compensation expense. The Company utilizes a comprehensive workers' compensation insurance program that includes aggregate and occurrence loss caps with full insurance above the loss caps. SOS utilizes the same insurance carrier to handle claims administration. The Company has also developed claims avoidance and claims management procedures involving loss control programs, monitoring of safety conditions at customer locations and policies which prohibit staffing of high-risk work, such as logging or roofing. This risk management strategy has favorably impacted rates and contributed to improvements in gross profit margins. Under the direction of the Company's professional risk manager, claims are investigated and closely monitored. Reserves for claims below the loss cap are established by the Company's insurer and supplemented with additional reserves established by the Company.


Growth Strategy

         Management believes the Company has substantial opportunities to expand the geographic range of its office network and to broaden the range of services it offers to its customers. The Company's growth strategy is to increase sales, profitability and market share by increasing revenues from existing offices, opening offices in the Mountain States and other western states and completing acquisitions in targeted markets and industry segments. Since its initial public offering in June 1995, the Company has added a total of 17 offices through internal growth and 28 offices through acquisitions, resulting in 87 offices as of December 29, 1996.

         Internal Growth. The Company maintains an aggressive posture in increasing revenues from existing offices. Growth of any specific office is restricted by its proximity to clients and by the availability of temporary workers. As offices exceed certain thresholds, SOS has determined that dividing such offices into one or more additional offices results in continued growth and greater recruiting capabilities, market penetration and profitability. Economies of scale benefit the offices due to common area management and the spreading of management and administrative costs over a larger revenue base. A key element of the Company's growth strategy is the establishment of hub offices in key population areas followed by the clustering of additional offices (including offices providing specialized staffing services) in existing and surrounding markets.

         The Company estimates the capital cost of establishing a new office ranges from $10,000 to $25,000, exclusive of working capital requirements. The Company's new offices have historically achieved profitability in six to twelve months while offices created by division of an existing office are usually profitable from inception. The Company currently operates at least one office in every major market in the Mountain States with a population base in excess of 100,000. SOS has identified over 40 additional potential office sites in smaller Mountain States markets, specialty office sites in existing markets and office sites in new markets to which it intends to expand.

         Acquisitions. From the date of its initial public offering, the Company has completed the acquisition of 20 staffing companies in the Mountain States and other western states. The Company intends to continue to pursue acquisitions as a key element of its growth strategy. The Company will target acquisitions in markets in the western United States where the Company seeks to establish or develop staffing operations, particularly acquisitions of specialty providers such as information technology companies. The Company will also seek additional acquisitions in the consulting area to augment the Wolfe & Associates base of business. In addition, the Company will target major markets in the Mountain States where the Company seeks to increase its market share and smaller markets in the Mountain States where SOS does not currently have offices. The Company has identified a number of potential acquisition candidates that provide specialized staffing services in the Mountain States and other western states for continued expansion. In targeting acquisitions, SOS focuses on established businesses with a history of profitable operations. Acquisition criteria include the strength of an acquisition candidate's operations, the quality of its management, its market share and its compatibility with the Company's existing lines of business. Compatibility may include having lines of business consistent with those of SOS or specialty lines of business that can be expanded through the Company's existing office network or compliment existing lines of business. Management believes the Company's expertise and experience allows acquired businesses to be integrated into the Company at relatively low incremental costs and enables fixed costs to be spread over an increasing base.

Operations

         Offices. As of December 29, 1996, the Company operated 87 offices in eleven western states, including 28 in Colorado, 24 in Utah, 9 in Arizona, 6 in Nevada, 5 in Idaho, 4 in Texas, 3 in Wyoming, 3 in California, 2 in Oregon, 2 in New Mexico and 1 in Montana. Each of the offices operates as an independent profit center with each manager having overall responsibility for sales and marketing, recruiting and retention of temporary staffing employees and customer relations. An office staff typically consists of the manager and up to six regular staff personnel who market to the Company's customers, process applicants, match customer needs with available temporary staffing employees and monitor temporary staffing employee performance. Office managers report to region, area or district managers who typically have responsibility for three to ten offices. The Company has established two regions for management purposes - Utah and Eastern Colorado. Where possible, the offices are grouped around a hub office in a key metropolitan center or organized into regions, areas or districts supervised by an area or district manager. The Company believes that grouping of offices permits leveraging of marketing and administrative costs and facilitates market penetration.

         During 1996, the Company's light industrial, clerical, industrial, information technology and technical and professional groups contributed 41%, 20%, 11%, 5% and 5% of revenues, respectively. In addition, the Company offers payrolling and professional employer services, which contributed approximately 14% and 4% of revenues for 1996, respectively. Payrolling services are offered in most offices. PEO services (employee leasing) are offered through a single office under the ServCom tradename. The Company's SOS Staffing Services offices provide personnel for a wide range of temporary staffing needs. In larger markets these offices focus on providing clerical and light industrial personnel while specialty needs, such as construction and industrial services are provided by specialty offices. In smaller markets, SOS offices offer a broader variety of temporary staffing services, including these specialty services. The Company's Skill Staff offices provide temporary staff services in the construction, manufacturing, steel fabrication, machining, welding and other skilled labor occupations. Some of the Skill Staff offices are stand-alone, while operations in smaller markets are combined with a SOS Staffing Services office. Industrial Specialists offices provide temporary staff laborers, warehouse workers, drivers and dock workers. SOS Technical Services offices provide temporary staffing for customers with technical job requirements, including engineers, chemists, designers, drafters, technicians, information systems and technology personnel, system designers, illustrators, artists and writers. The Company's AccountStaff offices provide temporary staffing for accounting, bookkeeping, auditing, data entry and financial analysis. The PAMS division specializes in providing temporary help in the medical administrative support area and, through the trade name of National Collex, provides collection services and special project billing services to medical facilities. CGS Personnel provides contract and temporary geologists and related personnel to the mining, mineral exploration and environmental industries. During 1996 the Company augmented its capabilities in the information technology segment with its acquisitions of Wolfe & Associates, Impact Staffing and The Performance Group. In February 1997, the
Company completed the acquisition of Computer Group, Inc., its fourth acquisition in the information technology area.

         Other Services. The Company offers payrolling, outsourcing and on-site services. Payrolling typically involves the transfer of a customer's short-term, seasonal or special-use employees to the Company's payroll for a designated period. Outsourcing represents a growing trend among businesses to contract with third parties to provide a particular function or business department for an agreed price over a designated period. On-site services involve locating a regular SOS employee at the customer's place of business to manage all of the customer's temporary staffing requirements. The Company views outsourcing and on-site services as significant opportunities to expand its business and to utilize its temporary staffing employees to provide these services. Finally, the Company provides administrative professional services which offer customers skills testing, drug testing and risk management services. Skills testing available to customers through SOS offices include cognitive, personality and psychological evaluations. Drug tests are confirmed through an independent certified laboratory. Risk management services include on-site safety inspection and consulting services. These services are made available to customers for a fee on a cost-effective and convenient basis.

         Customers and Marketing. The Company provided more than 56,000 temporary staffing employees to approximately 8,000 customers in 1996. No customer accounted for more than three percent of the Company's service revenues in 1996 and the Company's top ten customers accounted for less than 12% of service revenues for the same period. SOS's services are marketed through its network of offices whose managers, supported by the Company's marketing staff, make regular personal sales visits to larger customers and prospects. The Company emphasizes long-term personal relationships with customers which are developed through regular contact, periodic assessment of customer requirements and regular monitoring of temporary employee performance. New customers are also obtained through customer referrals, telemarketing and advertising in a variety of local and regional media, including television, radio, direct mail, Yellow Pages, newspapers, magazines and trade publications. The Company is also a sponsor of job fairs and other community events.

         Temporary Staffing Employee Recruitment. The Company employs recruiters who regularly visit schools, clubs and professional associations and present career development programs to various organizations. In addition, the Company obtains applicants from referrals by its temporary staffing employees and from advertising on radio, television, in the Yellow Pages and through other print media. The SOS Technical division also recruits over the Internet.

         At SOS, each applicant is interviewed with emphasis on past work experience, personal characteristics and individual skills. The Company utilizes the Dictionary of Occupational Titles ("DOT" codes), published by the U.S. Department of Labor, to evaluate and assign temporary staffing employees. The Company maintains software training centers for applicants who may be trained and tested at no cost to the applicant or to the Company's customers. During 1996, the Company assigned over 56,000 temporary staffing employees to customers. To promote loyalty and retention among its temporary staffing employees, the Company emphasizes issuance of paychecks during the same week worked, and provides its temporary staffing employees with certain employee benefits, including access to a Section 401(k) defined contribution plan, a credit union and health insurance programs offered through the National Association of Temporary Staffing Services ("NATSS").

         Risk Management Program. SOS is responsible for all employee-related expenses for its temporary staff employees, including workers' compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses. From 1993 through 1995 the Company maintained a paid loss retro workers' compensation program through American International Group ("AIG"). Under the terms of that agreement, the Company maintained a loss cap of

$250,000, except for Skill Staff and ServCom, which maintained loss caps of $100,000 under a separate policy. In those years, the Company made deposits and paid premiums and expenses in advance for all anticipated costs to AIG. The difference between payments made and actual expenses for each year are returned to the Company over the next succeeding four years. In 1996, the Company implemented a deductible workers' compensation program through CIGNA Property and Casualty ("CIGNA"). The loss cap under the new policy is $200,000. Under the CIGNA program, the Company deposits a one-month escrow for paid losses, reimburses that escrow deposit monthly for actual losses and pays all other costs and premiums over the course of the year. CIGNA has assigned full-time adjusters on-site at the Company's corporate office. The Company believes that its has benefited, and will continue to benefit, from the change in insurance carriers, due principally to reduced deposit requirements, reduced excess insurance premiums and more efficient claims handling. Temporary staffing employees in Wyoming, Nevada and - most recently - Washington are insured through those states' insurance funds because private insurance is not permitted in those states. The Company employs a full-time professional risk manager and staff who work closely with the insurance carriers to manage claims and establish appropriate reserves.

         The Company has also developed workers' compensation loss control programs which seek to limit claims through employee training and avoidance of high-risk job assignments, such as roofing or logging. All temporary staffing employees are required to agree in advance to drug testing following any work-related accident and all major accidents are investigated. Finally, all claims are monitored in cooperation with the Company's insurance carriers with regular review and emphasis on early closure. The Company believes that its risk management programs have contributed to improved gross profit margins.

         The Company estimates its workers' compensation reserves and expense for each period based upon an estimate of the costs of reported claims and incurred but not yet reported claims. These estimates are based upon information provided by the insurance carrier and historical claims information monitored by the Company. In addition, the Company provides additional reserves based upon expected future development of those claims. Such reserve amounts are only estimates and there can be no assurance that the Company's future workers' compensation obligations will not exceed the amount of its reserves or that actual claim costs will not rise in the future. However, management believes that the difference, if any, between the amounts recorded for its estimated liability and the costs of settling actual claims, will not be material to the results of operations.

Seasonality

         The Company's business follows the seasonal trends of its customers' business, which are, in turn, significantly affected by the climate in which the customers do business. The Company usually experiences higher revenues in its third quarter because of favorable weather conditions, higher overall economic activity and hiring of temporary staffing employees to replace student workers who return to school in August and September. Historically, the Company has experienced lower revenues in the first quarter due to unfavorable weather conditions and lower overall economic activity; however, as the Company expands its office network to include western states with more moderate climates, the Company may experience less impact from unfavorable weather conditions.

Information Systems

         The Company's central management information system is linked to all of the Company's offices either through a frame-relay system or modem. Smaller offices also utilize stand-alone computers and software for routine office functions. The centralized system supports Company-wide operations such as payroll, billing, accounting and sales management reports. The Company's retrieval software permits efficient matching of customers' requirements with available temporary staffing employees. All of the offices acquired by the Company, with the exception of Wolfe & Associates, have been integrated into the Company's management information system.

         The operating system software utilized by the Company is licensed on a perpetual royalty-free basis. The Company's proprietary application software is regularly updated and revised to meet the Company's specific requirements. All files are backed up daily and stored off-site. The present system has capacity to service the Company's anticipated growth without significant capital expenditures for the foreseeable future.

Competition

         The  temporary  staffing  industry  is  comprised  of more  than  3,500 national, regional and independent companies operating over 12,000 offices throughout the nation, making the industry highly competitive and highly fragmented. The Company faces competition from large national and international companies, including Manpower Inc., Kelly Services Inc., Adia/Ecco, The Olsten Corporation, Personnel Group of America and Accustaff, Inc. In addition, SOS competes with many regional and local temporary service companies.

         The Company competes for qualified temporary staffing employees and for customers who require the services of such employees. The principal competitive factors in attracting and retaining qualified temporary staffing employees are competitive salaries and benefits, quality and frequency of assignments and responsiveness to employee needs. The Company believes that many persons who seek temporary employment are also seeking regular employment and that the availability of assignments, which may lead to regular employment, is an important factor in its ability to attract qualified temporary staffing employees.

         The principal competitive factors in obtaining customers are a strong sales and marketing program, having qualified temporary staffing employees to assign in a timely manner, matching of customer requirements with available temporary staffing employees, pricing services competitively and satisfactory work production. The Company believes its strong emphasis on providing service and value to its customers and temporary staffing employees are important competitive advantages.

Trade Names

         The Company uses a variety of trademarks and trade names which are generally descriptive of the temporary staffing services offered, including SOS Staffing Services, Skill Staff, AccountStaff, Industrial Specialists, SOS Technical Services, ServCom, PAMS Employment Services, National Collex, CGS Personnel, Wolfe & Associates, Impact Staffing and The Performance Group. Effective in February 1997, the Company began utilizing the Computer Group, Inc. tradename. The Company has registered or reserved these names in the Mountain States and in a number of other states where they may be used in the future. The Company anticipates that at some future date the information technology names of Wolfe & Associates, Impact Staffing, The Performance Group and Computer Group, Inc. may be modified or changed to reflect their association.

Employees

         At December 29, 1996, the Company had approximately 472 staff employees including 33 administrative employees, 13 region, area and district managers, 87 office managers and 339 other staff employees. The Company's training department provides general and job specific training to all Company staff employees, including continuing training with experienced counterparts. None of the Company's staff employees is covered by collective bargaining agreements. The Company considers its relationship with its staff employees to be good.


ITEM 2.  PROPERTIES

         The Company's executive offices are located in leased office space in Salt Lake City, Utah. The premises consist of approximately 15,600 square feet and are leased from a related party for a term ending on March 31, 2005, with an option to renew for ten additional years. The Company believes that the lease terms are at least as favorable as could be obtained from any unrelated third party. The Company also leases office space in various locations in which it operates for local branch operations including sales, recruiting, dispatching and customer support operations.

         The Company owns substantially all equipment used in its facilities.

ITEM 3.  LEGAL PROCEEDINGS

         On February 26, 1996, a former employee of the Company served the Company with a wrongful termination lawsuit in the Third District Court, Sale Lake County, Sate of Utah. The complaint seeks compensatory damages in excess of $4.5 million and punitive damages of $4.0 million. The court entered a final order dismissing the case in February 1997, however, until May 5, 1997, the plaintiff may appeal or ask the court to set aside the dismissal. The Company does not believe there is sufficient basis for either action to be successful.

         In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes to be reasonable and prudent. The principal risks covered by insurance include workers' compensation, personal injury, bodily injury, property damage, errors and omissions, fidelity losses and general liability.

         There is no other pending litigation which the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

          The information required by this Item is incorporated by reference to page 25 of the Company's 1996 Annual Report to Shareholders.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated by reference to page 1 of the Company's 1996 Annual Report to Shareholders.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated by reference to pages 7 through 9 of the Company's 1996 Annual Report to Shareholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The information required by this Item is incorporated by reference to pages 10 through 24 of the Company's 1996 Annual Report to Shareholders.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

         None

                                    PART III

         Certain information required by Part III of this Annual Report on Form 10-K is omitted from this Report in that the Registrant will file a definitive proxy statement for the Annual Meeting of Shareholders of the Company to be held on May 14, 1997 as required pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement specifically identified below which address the items set forth herein are incorporated by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

         The  information  required by this Item is incorporated by reference to
the  sections  entitled  "Election  of   Directors-Director   Compensation"  and
"Executive Officers-Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the section entitled "Principal Holders of Voting Securities" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL SATEMENT SCHEDULES AND REPORTS OF FORM 8-K

(a)       The following documents are filed as part of this Report:

1. Financial Statements: The following Consolidated Financial Statements of SOS Staffing Services, Inc. and Report of Arthur Andersen LLP, Independent Public Accountants, are incorporated by reference to pages 10 through 24 of the Registrant's 1996 Annual Report to Shareholders:

         Consolidated Balance Sheets - As of December 29, 1996 and December 31, 1995

         Consolidated Statements of Income--For the Fiscal Years Ended December 29, 1996, December 31, 1995 and January 1, 1995

         Consolidated Statements of Shareholders' Equity--For the Fiscal Years Ended December 29, 1996, December 31, 1995 and January 1, 1995

         Consolidated Statements of Cash Flows--For the Fiscal Years Ended December 29, 1996, December 31, 1995 and January 1, 1995

         Notes to Consolidated Financial Statements

         Report of Arthur Andersen LLP, Independent Public Accountants

2.        Financial Statement Schedules:

         No schedules submitted

(b) Reports on Form 8-K: During the fourth quarter of fiscal 1996, the Company filed a Current Report on Form 8-K dated November 6, 1996 with respect to the acquisition of all of the outstanding common stock of Wolfe & Associates, Inc., a New Mexico corporation. Wolfe & Associates is an information technology company providing consulting services, project management, information systems design, programming and other information technology related staffing services to private-sector and public-sector clients throughout the United States.

(c)       Exhibits

                                                                                  Incorporated
          Exhibit                                                                      by               Filed
            No.                              Exhibit                                Reference          Herewith


            3.1              Amended and Restated Articles of Incorporation              (1)
                             of the Company

            3.2              Amended and Restated Bylaws of the Company                  (1)

            4.1              Specimen Certificate of the Company's Common                (1)
                             Stock, par value $.01 per share

            4.2              Amended and Restated Articles of Incorporation              (1)
                             of the Company

            4.3              Amended and Restated Bylaws of the Company                  (1)


                                                                                  Incorporated
         Exhibit                                                                       by               Filed
           No.                               Exhibit                                Reference          Herewith

           10.1              SOS Staffing Services, Inc. Stock Incentive Plan            (3)
                             dated May 4, 1995, as amended

           10.2              Form of Employment Agreement entered into by the            (1)
                             Company and each of Messrs. Richard D. Reinhold,
                             Howard W. Scott, Jr. and Richard J. Tripp

           10.3              Form of Consulting Agreement between the Company            (2)
                             and Ms. JoAnn W. Wagner, effective as of July 1, 1995

           10.4              Lease Agreement between the Company and Reed F.             (1)
                             Reinhold, Rand F. Reinhold, Rena R. Qualls and Robb
                             F. Reinhold, dated April 1, 1995, covering the
                             Company's Corporate office building

           10.5              Assignments of Accounts Receivable from the Company         (2)
                             to Richard D. Reinhold and Sandra E. Reinhold,
                             dated April 25 and May 15, 1995, and related
                             Accounts Receivable Servicing Agreement

           10.6              Franchise Agreement between the Company and TSI of          (1)
                             Utah, Inc., dated January 1, 1995, as amended

           10.7              Asset Purchase Agreement between the Company                (3)
                             and Add-A-Temp, Inc., dated August 15, 1995

           10.8              Asset Purchase Agreement between the  Company,              (3)
                             Patient Accounting Management Services and National
                             Collex Corporation, dated November 9, 1995

           10.9              Asset Purchase Agreement between the Company and            (3)
                             Geomine Personnel, Inc., dated December 19, 1995

           10.10             Credit Agreement dated as of July 11, 1996 by and           (4)
                             among the Company, First Security Bank, N.A. and
                             NBD Bank, together with Security Agreement and
                             Revolving Credit Notes

           10.11             Stock Purchase Agreement between the Company, Wolfe         (5)
                             & Associates, Inc. and certain shareholders of
                             Wolfe & Associates, Inc. dated November 5, 1996

           13                Annual Report to Shareholders for the year ended                              (7)
                             December 29, 1996.  Certain portions of this exhibit are
                             incorporated by reference into Items 5 through 8 of this
                             Annual Report on Form 10-K and, except as so
                             incorporated by reference, the Annual Report to
                             Shareholders is not deemed to be filed as part of this
                             Report.

           21                Subsidiaries of the Company                                 (6)

                                                                                   Incorporated
          Exhibit                                                                      by               Filed
            No.                                 Exhibit                             Reference          Herewith

           23.2              Consent of Arthur Andersen LLP, Independent Public                            (7)
                             Accountants

           27                Financial Data Schedule                                                       (7)


(1) Incorporated by reference to the exhibits to a Registration Statement on Form S-1 filed by the Company on May 17, 1995, Registration No. 33-92268.

(2)        Incorporated  by  reference  to  the exhibits to Amendment No. 1 to a
           Registration   Statement  on  Form   S-1  filed  on  June  22,  1995,
           Registration No. 33-92268.

(3) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed by the Company on March 29, 1996.

(4) Incorporated by reference to the exhibits to a Quarterly Report on Form 10-Q for the quarter ended September 26, 1996 filed by the Company on November 14, 1996.

(5) Incorporated by reference to the exhibits to a Current Report on Form 8-K filed by the Company on November 14, 1996.

(6) Incorporated by reference to the exhibits to Amendment No. 1 to a Registration Statement on Form S-1 filed by the Company on December 12, 1996, Registration No. 333-16187.

(7)        Filed herewith and attached to this Report following page 13 hereof.

(d)       Financial Statement Schedules:

           No schedules submitted

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            SOS STAFFING SERVICES, INC.

                                            By:     /s/ Gary B. Crook
Date:  March 24, 1997                              Gary B. Crook,
                                                   Vice President, Treasurer and
                                                   Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                           Title                              Date

/s/ Stanley R. deWaal          Director                           March 24, 1997
---------------------
Stanley R. deWaal


/s/ Richard D. Reinhold        Chairman of the Board and          March 24, 1997
-----------------------
Richard D. Reinhold            Chief Executive Officer


/s/ R. Thayne Robson           Director                           March 24, 1997
--------------------
R. Thayne Robson


/s/ Randolph K. Rolf           Director                           March 24, 1997
--------------------
Randolph K. Rolf


/s/ Howard W. Scott, Jr.       Director, President and            March 24, 1997
------------------------
Howard W. Scott, Jr.           Chief Operating Officer


/s/ Richard J. Tripp           Director and                       March 24, 1997
--------------------
Richard J. Tripp               Senior Vice President


/s/ JoAnn W. Wagner            Director                           March 24, 1997
-------------------
JoAnn W. Wagner