Form 10-Q
period 1997-03-30
SOS STAFFING SERVICES INC
filed 1997-05-09
CIK 945437

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1997

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

          Class of Common Stock               Outstanding at May 9, 1997
       Common Stock, $0.01 par value                  9,037,820

                                TABLE OF CONTENTS

                         Part I - Financial Information

         Item 1. Financial Statements                                    Page(s)

                    Condensed Consolidated Balance Sheets
                             As of March 30, 1997 and December 29, 1996    3-4

                    Condensed Consolidated Statements of Income
                             For the Thirteen Weeks Ended
                             March 30, 1997 and March 31, 1996             5

                    Condensed Consolidated Statements of Cash Flows
                             For the Thirteen Weeks Ended
                             March 30, 1997 and March 31, 1996             6-7

                    Notes to Condensed Consolidated Financial Statements   8-9


         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations   10-11

         Item 3. Quantitative and Qualitative Discussion About Market Risk 11



                           Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K                          12

         Signatures                                                        13

Item 1. Financial Statements


                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                             March 30,             December 29,
                                                                               1997                    1996
                                                                        --------------------    --------------------
CURRENT ASSETS:                                                              (Unaudited)
   Cash and cash equivalents                                             $       6,893,947      $        5,784,651
   Accounts receivable, net                                                     18,316,217              19,114,117
   Current portion of workers' compensation deposit                                710,474                 610,473
   Prepaid expenses and other                                                      468,668                 305,151
   Deferred tax asset                                                              800,859                 661,645
   Amounts due from related parties                                                499,776                 406,376
                                                                        --------------------    --------------------
      Total current assets                                                      27,689,941              26,882,413
                                                                        --------------------    --------------------

PROPERTY AND EQUIPMENT, at cost:
   Computer equipment                                                            1,531,922               1,399,408
   Office equipment                                                              2,240,272               1,860,421
   Leasehold improvements and other                                                899,736                 969,208
                                                                        --------------------    --------------------
                                                                                 4,671,930               4,229,037
   Less accumulated depreciation and amortization                               (2,343,179)             (2,096,556)
                                                                        --------------------    --------------------
      Total property and equipment, net                                          2,328,751               2,132,481
                                                                        --------------------    --------------------

OTHER ASSETS:
   Workers' compensation deposit, less current portion                             106,369                 106,369
   Intangible assets, net                                                       20,985,414              17,798,588
   Deposits and other assets                                                       378,491                 372,973
                                                                        --------------------    --------------------
      Total other assets                                                        21,470,274              18,277,930
                                                                        --------------------    --------------------

      Total assets                                                       $                       $
                                                                                51,488,966              47,292,824
                                                                        ====================    ====================




    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.



                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                        March 30,           December 29,
                                                                                          1997                  1996
                                                                                   --------------------  --------------------
CURRENT LIABILITIES:                                                                   (Unaudited)
   Accounts payable                                                                $         235,074     $         600,504
   Accrued payroll costs                                                                   1,756,433             2,110,554
   Current portion of workers' compensation reserve                                        1,768,652             1,501,669
   Accrued liabilities                                                                       434,818               408,027
   Income taxes payable                                                                      999,132               466,726
   Accrued acquisition earnouts                                                            4,572,048             4,782,689
                                                                                   --------------------  --------------------
      Total current liabilities                                                            9,766,157             9,870,169
                                                                                   --------------------  --------------------

WORKERS' COMPENSATION
   RESERVE, less current portion                                                             413,785               375,418
                                                                                   --------------------  --------------------
                                                                                                   `
DEFERRED INCOME TAX LIABILITY                                                                141,091               213,056
                                                                                   --------------------  --------------------


SHAREHOLDERS' EQUITY:
   Common stock                                                                               90,378                87,060
   Additional paid-in capital                                                             34,229,599            31,216,917
   Retained earnings                                                                       6,847,956             5,530,204
                                                                                   --------------------  --------------------
      Total shareholders' equity                                                          41,167,933            36,834,181
                                                                                   --------------------  --------------------

      Total liabilities and shareholders' equity                                    $      51,488,966      $    47,292,824
                                                                                   ====================  ====================



      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.


                           SOS STAFFING SERVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                        13 Weeks Ended
                                                 -------------------------------------------------------------
                                                       March 30, 1997                    March 31, 1996
                                                 ----------------------------      ---------------------------
                                                         (Unaudited)                       (Unaudited)
SERVICE REVENUES                                       $  40,846,085                      $ 25,034,011
DIRECT COSTS OF SERVICES                                  32,139,009                        19,792,432
                                                 ----------------------------      ---------------------------
   Gross profit                                            8,707,076                         5,241,579

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                  6,632,123                         4,097,195
                                                 ----------------------------      ---------------------------

INCOME FROM OPERATIONS                                     2,074,953                         1,144,384
                                                 ----------------------------      ---------------------------

OTHER INCOME (EXPENSE):
   Interest expense                                          (36,861)                          (10,496)
   Interest income                                            83,641                             8,629
   Other, net                                                 61,739                            33,863
                                                 ----------------------------      ---------------------------
      Total, net                                             108,519                            31,996
                                                 ----------------------------      ---------------------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                         2,183,472                         1,176,380
PROVISION FOR INCOME TAXES                                  (865,719)                         (447,083)
                                                 ----------------------------      ---------------------------

NET INCOME                                            $    1,317,753                    $      729,297
                                                 ============================      ===========================

NET INCOME  PER COMMON SHARE                          $         0.15                    $         0.11
                                                 ============================      ===========================


WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                            9,060,421                         6,749,282
                                                 ============================      ===========================




      Theaccompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.



                                     SOS STAFFING SERVICES, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Increase (Decrease) in Cash and Cash Equivalents

                                                                         13 Weeks Ended
                                                            ------------------------------------------
                                                                 March 30,             March 31,
                                                                    1997                  1996
                                                             ------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                           (Unaudited)             (Unaudited)
Net income                                                   $      1,317,753        $        729,297
Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                                      386,964                 133,446
   Deferred income taxes                                             (211,179)                (13,600)
   Loss on disposition of assets                                            -                     694
   Changes in operating assets and liabilities:
      Accounts receivable, net                                        817,900                (619,669)
      Workers' compensation deposit                                  (100,001)                198,076
      Prepaid expenses and other                                     (163,517)               (230,802)
      Amounts due from related parties                                (93,400)                 60,000
      Deposits and other assets                                        (5,518)                (31,155)
      Accounts payable                                               (365,430)                (85,625)
      Accrued payroll costs                                          (354,121)                192,224
      Workers' compensation reserve                                   305,350                 (83,097)
      Accrued liabilities                                              26,791                 (31,187)
      Amounts due shareholders                                              -                   7,889
      Income taxes payable                                            532,406                 341,333
                                                            -------------------   --------------------
         Net cash provided by operating activities                  2,093,998                 567,824
                                                            -------------------   --------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                               (269,200)               (229,968)
   Cash paid in acquisition of certain assets                      (3,437,527)               (504,727)
   Payments on acquisition earnouts                                  (293,975)                (15,000)
   Principal payment on note related to acquisition                         -              (1,450,000)
                                                            -------------------   --------------------
      Net cash used in investing activities                 $      (4,000,702)    $        (2,199,695)
                                                            -------------------   --------------------



      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.



                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                               13 Weeks Ended
                                                                  -----------------------------------------
                                                                      March 30,             March 31,
                                                                         1997                  1996
                                                                  ------------------   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                (Unaudited)           (Unaudited)
   Proceeds from issuance of common stock, net                     $  3,004,300         $         13,000
   Proceeds from exercise of employee stock options                      11,700                        -
                                                                  ------------------   --------------------
      Net cash  provided by  financing activities                     3,016,000                   13,000
                                                                  ------------------   --------------------


NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                               1,109,296               (1,618,871)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                5,784,651                2,717,389
                                                                  ------------------   --------------------


CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                   $  6,893,947         $      1,098,518
                                                                  ==================   ====================


SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                                     $     12,849         $         10,496
      Income taxes                                                      496,000                  119,350








      Theaccompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note 1.  Basis of Presentation
         The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders on Form 10-K.

         The results of operations for the thirteen week period ended March 30, 1997 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Asset Acquisitions
         All of the Company's acquisitions have been accounted for using the purchase method. Certain acquisitions have contingent earnout components of the purchase price. Earnout amounts are accrued when payment becomes probable and increase the amount of goodwill related to the acquisition.

         During the quarter ended March 30, 1997, the Company acquired certain assets or stock and substantially all of the operations of six businesses. The
aggregate   purchase  price  was   approximately   $3,521,000  and  one  of  the
acquisitions has contingent future earnouts up to a maximum of $1,300,000. The excess of the initial purchase price (excluding earnouts) over the estimated fair market value of the acquired tangible net assets was approximately $3,309,000, of which $3,145,000 has been preliminarily allocated to goodwill and $164,000 has been allocated to other intangible assets.

         Earnouts and Acquisition Costs - During the quarter ended March 30, 1997 the Company paid earnouts totaling $293,975. As of March 30, 1997 accrued acquisition earnouts totaled $4,572,048. During the quarter ended March 30, 1997 the Company incurred direct acquisition costs totaling $136,238.

         Pro Forma Acquisition Information--Unaudited
         The unaudited pro forma acquisition information for the thirteen weeks ended March 30, 1997 and March 31, 1996 presents the results of operations of material acquisitions as if the acquisitions had occurred at the beginning of each thirteen week period. The results of operations give effect to certain adjustments, including amortization of intangible assets and interest expense on debt borrowings utilized to fund certain acquisitions. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the applicable period or of the results which may occur in the future.

                                        Unaudited results of operations

                                                13 Weeks Ended
                                    March 30, 1997           March 1,1996

        Service revenues              $41,258,643             $26,294,142
                                      ===========             ===========

        Income from operations        $ 2,119,689             $ 1,355,189
                                      ===========             ===========

        Net income                    $ 1,344,774             $   837,297
                                      ===========             ===========




Note 3.   Legal Matters
         From time to time the Company is involved in legal matters generally incident to its business. It is the opinion of management, after discussions with legal counsel, that the ultimate dispositions of these matters will not have a material impact on the financial condition, liquidity or results of operations of the Company.



Note 4.  Equity Transactions
         In connection with the Company's secondary public offering completed in December 1996, the underwriters exercised their overallotment option to purchase 330,000 common shares in January 1997. The Company received net proceeds of approximately $3.0 million.

         During the quarter ended March 30, 1997, options to purchase 1,800 shares of common stock were exercised by an employee and the Company received $11,700.
         .

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. The Company's fiscal year consists of a 52-or 53-week period ending on the Sunday closest to December 31.


Results of Operations
         The following table sets forth unaudited income statement information for the comparative thirteen week periods.



                                                         13 Weeks Ended
                                                 March 30,             March 31,
                                                    1997                 1996
                                                 ----------            --------
             Service revenues                     100.0%                100.0%
             Direct cost of services               78.7%                 79.1%
                                                   -----                ------
               Gross profit                        21.3%                 20.9%

             Selling, general and
                administrative expenses            16.2%                 16.4%
                                                   -----               --------

             Operating income                       5.1%                  4.5%


         Service Revenues. Service revenues increased by $15.8 million, or 63%, to $40.8 million for the thirteen weeks ended March 30, 1997, compared to $25.0 million for the thirteen weeks ended March 31, 1996. Of the $15.8 million increase, approximately $8.2 million was attributable to offices acquired during 1996 and 1997, $5.4 million was attributable to increased revenues in existing offices and $2.2 million resulted from opening offices in new markets. The increase in service revenues was also generally consistent with increases in hours billed, customers served and temporary staffing employees utilized.

         Gross Profit. Gross profit as a percentage of service revenues for the thirteen weeks ended March 30, 1997 and March 31, 1996 was 21.3% and 20.9%, respectively. The increase in gross profit was primarily due to a shift in business mix towards information technology and other specialty lines of business.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of service revenues for the thirteen weeks ended March 30, 1997 and March 31, 1996 were 16.2% and 16.4%, respectively. The decrease in selling, general and administrative expenses as a percentage of service revenues was attributable to expenses growing less rapidly than revenues partially offset by a higher cost structure in information technology and specialty areas.

         Income Taxes. The effective combined federal and state income tax rate for the thirteen weeks ended March 30, 1997 and March 31, 1996 was 39.7% and 38.0%, respectively. The increased combined tax rate was due to an increase in non-deductible amortization of intangible assets relating to certain acquisitions and increasing profits generated in states which assess higher state tax rates.

Liquidity and Capital Resources
         For the thirteen weeks ended March 30, 1997 and March 31, 1996 net cash provided by operations was $2.1 million and $0.6 million, respectively. The net cash provided by operations increased as a result of the decline in accounts receivable and higher net income.

         The Company's investing activities used $0.3 million to purchase property and equipment, $3.4 million to purchase assets of acquired businesses and $0.3 million to pay earnouts on previous acquisitions. See Note 2 to the condensed consolidated financial statements of the Company for a description of the material terms of these acquisitions.

         The Company's primary sources of short-term and long-term liquidity and capital resources at March 30, 1997 were cash flows from operating activities and a secured line of credit with a bank. The Company's line of credit allows for maximum borrowings of $20 million. As of March 30, 1997 the Company had no outstanding borrowings on the line of credit. Short-term borrowings bear interest at the prime rate charged by the Company's lender which is periodically adjusted (at March 30, 1997, 8.50%), and long-term borrowings which bear interest at the LIBOR rate plus 1.75% (at March 30, 1997, 7.45%). The Company also had letters of credit of $3.7 million outstanding at March 30, 1997, for purposes of securing its workers' compensation premium obligation. The aggregate amount of such letters of credit reduces the borrowing availability on the line of credit. At March 30, 1997, $16.3 million was available for borrowings or additional letters of credit under the line of credit. Management believes that the present credit facility, together with cash reserves and cash flow from operations, will be sufficient to fund the Company's operations, capital expenditure requirements and acquisitions presently anticipated for at least the next 12 months. However, if the Company were to expand its operations significantly, especially through unanticipated acquisitions, additional capital may be required. There can be no assurance that the Company will be able to obtain additional capital at acceptable rates.


Other Matters
         During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement is effective for periods ending after December 15, 1997 and early application is prohibited. The statement will require that the Company present basic earnings per share and diluted earnings per share data to replace current earnings per share information previously presented and all prior period data must be restated. SFAS No. 128 provides new guidelines expected to simplify the computation of diluted earnings per share. This statement is not expected to have a material impact when adopted.



Item 3. Qualitative and Quantitative Disclosures About Market Risk

         Not Required

                           PART II - OTHER INFORMATION


         Item 6. Exhibits and Reports on Form 8-K.

                  a) Exhibit 27 - Financial Data Schedule, filed herewith.

                  b) No Reports  were  filed  on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     SOS STAFFING SERVICES, INC.
                                                     ---------------------------
                                                                     Registrant



         Dated: May 9, 1997                          /s/ Richard D. Reinhold
                                                     -----------------------
                                                     Richard D. Reinhold
                                                     Chairman of the Board,
                                                     Chief Executive Officer



         Dated: May 9, 1997                          /s/ Gary B. Crook
                                                     -----------------------
                                                     Gary B. Crook
                                                     Vice President,
                                                     Chief Financial Officer