Form 10-Q
period 1997-06-29
SOS STAFFING SERVICES INC
filed 1997-08-13
CIK 945437

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 29, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

Yes____X______             No___________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class of Common Stock             Outstanding at August 4, 1997
            ---------------------             -----------------------------
        Common Stock, $0.01 par value                  9,044,180


`

                              TABLE OF CONTENTS

                        Part I - Financial Information

      Item 1. Financial Statements                                       Page(s)

                  Condensed Consolidated Balance Sheets
                    As of June 29, 1997 and December 29, 1996            3-4

                  Condensed Consolidated Statements of Income
                   For the Thirteen andTwenty-six Weeks Ended
                         June 29, 1997 and June 30, 1996                 5

                  Condensed Consolidated Statements of Cash Flows
                        For the Twenty-six Weeks Ended
                        June 29, 1997 and June 30, 1996                  6-7

                  Notes to Condensed Consolidated Financial Statements   8-9


      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          10-11

      Item 3. Quantitative and Qualitative Discussion About Market Risk  11



                         Part II - Other Information

      Item 6. Exhibits and Reports on Form 8-K                           12

      Signatures                                                         13

Item 1. Financial Statements


                          SOS STAFFING SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                    ASSETS

                                                    June 29,      December 29,
                                                      1997            1996
                                                  --------------  --------------
CURRENT ASSETS:                                    (Unaudited)

   Cash and cash equivalents                       $  5,042,223    $  5,784,651
   Accounts receivable, net                          21,839,649      19,114,117
   Current portion of workers'
     compensation deposit                               710,474         610,473
   Prepaid expenses and other                           318,753         305,151
   Deferred tax asset                                   808,866         661,645
   Amounts due from related parties                     392,130         406,376
                                                  --------------  --------------
      Total current assets                           29,112,095      26,882,413
                                                  --------------  --------------

PROPERTY AND EQUIPMENT, at cost:
   Computer equipment                                 1,716,967       1,399,408
   Office equipment                                   2,283,026       1,860,421
   Leasehold improvements and other                   1,093,394         969,208
                                                  --------------  --------------
                                                      5,093,387       4,229,037
   Less accumulated depreciation
     and amortization                                (2,478,660)     (2,096,556)
                                                  --------------  --------------
      Total property and equipment, net               2,614,727       2,132,481
                                                  --------------  --------------

OTHER ASSETS:
   Workers' compensation deposit,
     less current portion                               106,369         106,369
   Intangible assets, net                            21,043,390      17,798,588
   Deposits and other assets                            713,847         372,973
                                                  --------------  --------------
      Total other assets                             21,863,606      18,277,930
                                                  --------------  --------------

      Total assets                                 $               $
                                                     53,590,428      47,292,824
                                                  ==============  ==============




      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                           June 29,     December 29,
                                                             1997           1996
                                                         -------------- --------------
CURRENT LIABILITIES:                                      (Unaudited)
   Accounts payable                                      $    400,881   $    600,504
   Line of credit                                             507,668              -
   Accrued payroll costs                                    2,366,983      2,110,554
   Current portion of workers' compensation reserve         1,788,867      1,501,669
   Accrued liabilities                                        500,532        408,027
   Income taxes payable                                       197,500        466,726
   Accrued acquisition earnouts                             4,460,336      4,782,689
                                                         -------------- --------------
      Total current liabilities                            10,222,767      9,870,169
                                                         -------------- --------------

WORKERS' COMPENSATION
   RESERVE, less current portion                              465,994        375,418
                                                         -------------- --------------
                                                                    `
DEFERRED INCOME TAX LIABILITY                                  76,516        213,056
                                                         -------------- --------------


SHAREHOLDERS' EQUITY:
   Common stock                                                90,403         87,060
   Additional paid-in capital                              34,247,662     31,216,917
   Retained earnings                                        8,487,086      5,530,204
                                                         -------------- --------------
      Total shareholders' equity                           42,825,151     36,834,181
                                                         -------------- --------------

      Total liabilities and shareholders' equity         $ 53,590,428   $ 47,292,824

                                                         ============== ==============



      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                    13 Weeks Ended                26 Weeks Ended
                              ----------------------------  ----------------------------
                              June 29, 1997  June 30, 1996  June 29, 1997  June 30, 1996
                              --------------  ------------  -------------  -------------
                               (Unaudited)    (Unaudited)   (Unaudited)    (Unaudited)
SERVICE REVENUES              $  46,518,025   $29,953,934  $87,364,110    $54,987,945
DIRECT COSTS OF SERVICES         36,308,265    23,850,252   68,447,274     43,642,684
                              --------------  ------------  -------------  -------------
   Gross profit                  10,209,760     6,103,682   18,916,836     11,345,261

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES         7,519,842     4,615,978   14,151,965      8,713,174
                              --------------  ------------  -------------  -------------

INCOME FROM OPERATIONS            2,689,918     1,487,704    4,764,871      2,632,087
                              --------------  ------------  -------------  -------------

OTHER INCOME (EXPENSE):
   Interest expense                 (37,209)      (14,268)     (74,070)       (24,764)
   Interest income                  154,482           869      238,123          9,498
       Other, net                   (28,670)      (37,847)      33,069         (3,983)
                              --------------  ------------  -------------  -------------
      Total, net                     88,603       (51,246)     197,122        (19,249)
                              --------------  ------------  -------------  -------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                2,778,521     1,436,458    4,961,993      2,612,838
PROVISION FOR INCOME TAXES       (1,139,392)     (546,160)  (2,005,111)      (993,243)
                              --------------  ------------  -------------  -------------

NET INCOME                    $   1,639,129   $   890,298   $2,956,882     $1,619,595
                              ==============  ============  =============  =============

NET INCOME  PER COMMON SHARE  $         0.18  $      0.13   $      .33     $      .24
                              ==============  ============  =============  =============


WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                   9,132,474     6,769,665    9,096,448      6,769,473
                              ==============  ============  =============  =============




      Theaccompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                     SOS STAFFING SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            Increase (Decrease) in Cash and Cash Equivalents

                                                26 Weeks Ended
                                          ----------------------------
                                            June 29,      June 30,
                                              1997          1996
                                          ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:     (Unaudited)    (Unaudited)
Net income                                 $ 2,956,882  $   1,619,595
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization               836,930        288,248
   Deferred income taxes                      (300,635)      (242,135)
   Loss on disposition of assets                 4,336         51,009
   Other                                             -        (65,493)
   Changes in operating assets and
   liabilities:
      Accounts receivable, net              (2,713,032)    (2,941,327)
      Workers' compensation deposit           (100,001)      (296,703)
      Prepaid expenses and other                11,051       (147,219)
      Amounts due from related parties          14,246         52,000
      Deposits and other assets               (340,874)       (70,610)
      Accounts payable                        (199,623)        32,975
      Accrued payroll costs                    256,429       (168,312)
      Workers' compensation reserve            377,774        312,686
      Accrued liabilities                       75,997        (40,434)
      Amounts due shareholders                       -          7,889
      Income taxes payable                    (269,226)       137,528
                                          ------------- --------------
         Net cash provided by (used in)
         operating activities                  610,254     (1,470,303)
                                          ------------- --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment        (674,415)      (351,866)
   Cash paid in acquisition of certain      (3,814,336)    (4,780,659)
assets
   Payments on acquisition earnouts           (405,687)
   Principal payment on note related to
   acquisition                                       -     (1,450,000)
                                          ------------- --------------
      Net cash used in investing
      activities                          $ (4,894,438) $  (6,582,525)
                                          ------------- --------------



     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                      SOS STAFFING SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              Increase (Decrease) in Cash and Cash Equivalents

                                                   26 Weeks Ended
                                             ----------------------------
                                                  June 29,    June 30,
                                                    1997        1996
                                             -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:          (Unaudited)    (Unaudited)
   Line of credit                            $    507,668    $ 5,420,407
   Proceeds from issuance of
     common stock, net                          3,004,300             -
   Proceeds from exercise of
     employee stock options                        29,788         24,700
                                             -------------  -------------
      Net cash  provided by
        financing activities                    3,541,756      5,445,107
                                             -------------  -------------


NET DECREASE IN CASH
   AND CASH EQUIVALENTS                          (742,428)    (2,607,721)
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                       5,784,651      2,717,389
                                             -------------  -------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                           $ 5,042,223     $  109,668
                                             =============  =============


SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
Interest                                      $    62,819     $   22,079
Income taxes                                    2,510,376        978,500








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

      The results of operations for the thirteen and twenty-six week periods ended June 29, 1997 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Asset Acquisitions
      All of the Company's acquisitions have been accounted for using the purchase method. Certain acquisitions have contingent earnout components of the purchase price. Earnout amounts are accrued when payment becomes probable and increase the amount of goodwill related to the acquisition.

      During the twenty-six weeks ended June 29, 1997, the Company acquired certain assets or stock and substantially all of the operations of six businesses and a customer list of a seventh. The aggregate purchase price was approximately $3,531,000 and one of the acquisitions has contingent future earnouts up to a maximum of $1,300,000. The excess of the initial purchase price (excluding earnouts) over the estimated fair market value of the acquired tangible net assets was approximately $3,400,000, of which $3,145,000 has been preliminarily allocated to goodwill and $178,000 has been allocated to other intangible assets.


      Earnouts and Acquisition Costs - During the twenty-six weeks ended June 29, 1997 the Company paid earnouts totaling $406,000. As of June 29, 1997 accrued acquisition earnouts totaled $4,460,336. During the twenty-six weeks ended June 29, 1997 the Company incurred direct acquisition costs totaling $136,238.

      Pro Forma Acquisition Information--Unaudited
      The unaudited pro forma acquisition information for the twenty-six weeks ended June 29, 1997 and June 30, 1996 presents the results of operations of material acquisitions as if the acquisitions had occurred at the beginning of each twenty-six week period. The results of operations give effect to certain adjustments, including amortization of intangible assets and interest expense on debt borrowings utilized to fund certain acquisitions. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the applicable period or of the results which may occur in the future.

                              Unaudited results of operations
                              -------------------------------

                                       26 Weeks Ended
                                       --------------
                                June 29, 1997  June 30,1996
                                -------------  ------------

     Service revenues           $87,776,708     $57,508,207
                                ===========     ===========

     Income from operations     $ 4,788,375     $ 2,989,704
                                ===========     ===========


     Net income                 $  2,971,078    $ 1,835,596
                                ============    ===========





Note 3.   Legal Matters
      From time to time the Company is involved in legal matters generally incident to its business. It is the opinion of management, after discussions with legal counsel, that the ultimate dispositions of these matters will not have a material impact on the financial condition, liquidity or results of operations of the Company.

      On June 6, 1997, Enerco, Inc. ("Enerco"), a former customer of the Company, filed a Complaint against the Company in the District Court for the Second Judicial District, in and for Davis County, State of Utah (hereinafter, the "Action"). On August 1, 1997, Enerco filed an Amended Complaint against the Company in the Action. In its Amended Complaint, Enerco alleges claims against the Company for breach of contract, negligence, and fraud and misrepresentation. Enerco's claims stem from the alleged theft of surplus military goods from Enerco's warehouse by a former temporary employee of the Company. Enerco seeks special, general, consequential, and punitive damages, among others, in an amount in excess of $7,000,000. Based on the information currently available, the Company believes that the allegations contained the Amended Complaint are without merit, that it has valid defenses to each allegation raised in the Amended Complaint and it intends to vigorously defend the Action.

Note 4.  Equity Transactions
      In connection with the Company's secondary public offering completed in December 1996, the underwriters exercised their overallotment option to purchase 330,000 common shares in January 1997. The Company received net proceeds of approximately $3.0 million.

      During the quarter ended June 29, 1997, options to purchase 2,460 shares of common stock were exercised by employees and the Company received $18,090.
      .


Note 5.  Subsequent Events
      Management structure

      On July 1, 1997, the company purchased assets of one business and stock of another for an aggregate purchase price of $5,520,000 plus future contingent earnouts up to a maximum of $6,000,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements of the Company and notes thereto appearing elsewhere in this report. The Company's fiscal year consists of a 52-or 53-week period ending on the Sunday closest to December 31.


Results of Operations
      The following table sets forth unaudited income statement information for the comparative thirteen and twenty-six week periods.



                                   13 Weeks Ended            26 Weeks Ended
                                   --------------            --------------
                               June 29,      June 30,     June 29,      June 30,
                                 1997          1996         1997          1996
                              ----------   ----------    ----------   ----------
     Service revenues            100.0%       100.0%        100.0%       100.0%
     Direct cost of               78.1%        79.6%         78.3%        79.4%
                                  -----        -----         -----        -----
     services
       Gross profit               21.9%        20.4%         21.7%         20.6%

     Selling, general and
        administrative expenses   16.1%        15.4%         16.2%         15.8%
                                  -----        -----         -----         -----

     Operating income             5.8%          5.0%          5.5%          4.8%


      Service Revenues. Service revenues increased by $16.6 million or 55.3% to $46.5 million for the thirteen weeks ended June 29, 1997 compared to the thirteen weeks ended June 30, 1996. Of the $16.6 million increase, approximately $8.5 million was attributable to offices acquired during 1996 and 1997, $5.8 million was attributable to increased revenues in existing offices and $2.3 million was attributable to opening offices in new markets. For the twenty-six weeks ended June 29, 1997 service revenues increased by $32.4 million, or 58.9%, to $87.4 million compared to $55 million for the twenty-six weeks ended June 30, 1996. Of the $32.4 million increase, approximately $16.7 million was attributable to offices acquired during 1996 and 1997, $11.2 million was attributable to increased revenues in existing offices and $4.5 million was attributable to opening offices in new markets. The increase in service revenues was also generally consistent with increases in hours billed, customers served and temporary staffing employees utilized.

      Gross Profit. Gross profit as a percentage of service revenues for the thirteen weeks ended June 29, 1997 and June 30, 1996 was 21.9% and 20.4% respectively. Gross profit as a percentage of revenues for the twenty-six weeks ended June 29, 1997 and June 30, 1996 was 21.7% and 20.6%, respectively. The increase in gross profit was primarily due to a shift in business mix towards information technology business segment.


      Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of service revenues for the thirteen weeks ended June 29, 1997 and June 30, 1996 was 16.1% and 15.4%, respectively. The increase in selling, general and administrative expenses as a percentage of service revenues was attributable to a higher cost structure in the information technology and specialty areas and amortization of intangible assets of 6.9% and 2.2% for the thirteen weeks ended June 29, 1997 and June 30, 1996, respectively.

      Income Taxes. The effective combined federal and state income tax rate for the thirteen weeks ended June 29, 1997 and June 30, 1996 was 41.0% and 38.0%, respectively. The effective combined federal and state income tax rate for the twenty-six weeks ended June 29, 1997 and June 30, 1996 was 40.4% and 38.0%, respectively. The increased combined tax rate was due to an increase in non-deductible amortization of intangible assets relating to certain acquisitions and increasing profits generated in states which assess higher state tax rates.

Liquidity and Capital Resources
      For the twenty-six weeks ended June 29, 1997 net cash provided by operating activities was $0.6 million compared to net cash used in operating activities of $1.5 million for the twenty-six weeks ended June 30, 1996. The increase in operating cash flow was a result of higher net income and increased depreciation and amortization.

      The Company's investing activities used $0.7 million to purchase property and equipment, $3.8 million to purchase assets of acquired businesses and $0.4 million to pay earnouts on acquisitions. See Note 2 to the condensed consolidated financial statements of the Company for a description of the material terms of these acquisitions.

      The Company's primary sources of short-term and long-term liquidity and capital resources at June 29, 1997 were cash flows from operating activities and a secured line of credit with a bank. The Company's line of credit allows for maximum borrowings of $20 million. As of June 29, 1997 the Company had outstanding borrowings of $0.5 million on the line of credit. Short-term borrowings bear interest at the prime rate charged by the Company's lender which is periodically adjusted (at June 29, 1997, 8.50%), and long-term borrowings which bear interest at the LIBOR rate plus 1.75% (at June 29, 1997, 7.50%). The Company also had letters of credit of $3.7 million outstanding at June 29, 1997, for purposes of securing its workers' compensation premium obligation. The aggregate amount of such letters of credit reduces the borrowing availability on the line of credit. At June 29, 1997, $15.8 million was available for borrowings or additional letters of credit under the line of credit. Management believes that the present credit facility, together with cash reserves and cash flow from operations, will be sufficient to fund the Company's operations, capital expenditure requirements and acquisitions presently anticipated for at least the next 12 months. However, if the Company were to expand its operations significantly, especially through unanticipated acquisitions, additional capital may be required. There can be no assurance that the Company will be able to obtain additional capital at acceptable rates.


Other Matters
      During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement is effective for periods ending after December 15, 1997 and early application is prohibited. The statement will require that the Company present basic earnings per share and diluted earnings per share data to replace current earnings per share information previously presented and all prior period data must be restated. SFAS No. 128 provides new guidelines expected to simplify the computation of diluted earnings per share. This statement is not expected to have a material impact on the Company's financial condition when adopted.



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


                                    SOS STAFFING SERVICES, INC.
                                                     Registrant



      Dated: August 4, 1997         /s/ Howard W. Scott
                                    -------------------
                                    Howard W. Scott
                                    Chief Executive Officer



      Dated: August 4, 1997         /s/ Gary B. Crook
                                    -------------------
                                    Gary B. Crook
                                    Vice President,
                                    Chief Financial Officer