Form 10-Q/A
period 1997-06-29
SOS STAFFING SERVICES INC
filed 1997-08-21
CIK 945437

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A

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

Yes     X      No
   -----------   -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class of Common Stock              Outstanding at August 4, 1997
          ---------------------              -----------------------------
      Common Stock, $0.01 par value                   9,044,180


`

      The registrant's Quarterly Report on Form 10-Q for the Quarterly period ended June 29, 1997 is hereby amended in it's entirety as set forth below:


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

      Item 1. Legal Proceedings

      Item 6. Exhibits and Reports on Form 8-K                           12

      Signatures                                                         13

Item 1. Financial Statements


                          SOS STAFFING SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                    ASSETS

                                                                June 29,      December 29,
                                                                  1997            1996
                                                            --------------  --------------
CURRENT ASSETS:                                               (Unaudited)

   Cash and cash equivalents                                 $  5,042,223    $  5,784,651
   Accounts receivable, net                                    21,839,649      19,114,117
   Current portion of workers' compensation deposit               710,474         610,473
   Prepaid expenses and other                                     318,753         305,151
   Deferred tax asset                                             808,866         661,645
   Amounts due from related parties                               392,130         406,376
                                                            --------------  --------------
      Total current assets                                     29,112,095      26,882,413
                                                            --------------  --------------

PROPERTY AND EQUIPMENT, at cost:
   Computer equipment                                           1,716,967       1,399,408
   Office equipment                                             2,283,026       1,860,421
   Leasehold improvements and other                             1,093,394         969,208
                                                            --------------  --------------
                                                                5,093,387       4,229,037
   Less accumulated depreciation and amortization              (2,478,660)     (2,096,556)
                                                            --------------  --------------
      Total property and equipment, net                         2,614,727       2,132,481
                                                            --------------  --------------

OTHER ASSETS:
   Workers' compensation deposit, less current portion            106,369         106,369
   Intangible assets, net                                      21,043,390      17,798,588
   Deposits and other assets                                      713,847         372,973
                                                            --------------  --------------
      Total other assets                                       21,863,606      18,277,930
                                                            --------------  --------------

      Total assets                                           $ 53,590,428    $ 47,292,824
                                                            ==============  ==============




      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                           June 29,     December 29,
                                                             1997           1996
                                                         -------------- --------------
CURRENT LIABILITIES:                                      (Unaudited)
   Accounts payable                                      $    400,881    $   600,504
   Line of credit                                             507,668              -
   Accrued payroll costs                                    2,366,983      2,110,554
   Current portion of workers' compensation reserve         1,788,867      1,501,669
   Accrued liabilities                                        500,532        408,027
   Income taxes payable                                       197,500        466,726
   Accrued acquisition earnouts                             4,460,336      4,782,689
                                                         -------------- --------------
      Total current liabilities                            10,222,767      9,870,169
                                                         -------------- --------------

WORKERS' COMPENSATION
   RESERVE, less current portion                              465,994        375,418
                                                         -------------- --------------
                                                                    `
DEFERRED INCOME TAX LIABILITY                                  76,516        213,056
                                                         -------------- --------------


SHAREHOLDERS' EQUITY:
   Common stock                                                90,403         87,060
   Additional paid-in capital                              34,247,662     31,216,917
   Retained earnings                                        8,487,086      5,530,204
                                                         -------------- --------------
      Total shareholders' equity                           42,825,151     36,834,181
                                                         -------------- --------------

      Total liabilities and shareholders' equity          $53,590,428    $47,292,824
                                                         ============== ==============



      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                    13 Weeks Ended                26 Weeks Ended
                              ----------------------------  ----------------------------
                              June 29, 1997  June 30, 1996  June 29, 1997  June 30, 1996
                              --------------  ------------  -------------  -------------

                               (Unaudited)    (Unaudited)   (Unaudited)    (Unaudited)
SERVICE REVENUES              $  46,518,025   $29,953,934   $ 87,364,110   $ 54,987,945
DIRECT COSTS OF SERVICES         36,308,265    23,850,252     68,447,274     43,642,684
                              --------------  ------------  -------------  -------------
   Gross profit                  10,209,760     6,103,682     18,916,836     11,345,261

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES         7,519,842     4,615,978     14,151,965      8,713,174
                              --------------  ------------  -------------  -------------

INCOME FROM OPERATIONS            2,689,918     1,487,704      4,764,871      2,632,087
                              --------------  ------------  -------------  -------------

OTHER INCOME (EXPENSE):
   Interest expense                 (37,209)      (14,268)       (74,070)       (24,764)
   Interest income                  154,482           869        238,123          9,498
   Other, net                       (28,670)      (37,847)        33,069         (3,983)
                              --------------  ------------  -------------  -------------
      Total, net                     88,603       (51,246)       197,122        (19,249)
                              --------------  ------------  -------------  -------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                2,778,521     1,436,458      4,961,993      2,612,838
PROVISION FOR INCOME TAXES       (1,139,392)     (546,160)    (2,005,111)      (993,243)
                              --------------  ------------  -------------  -------------

NET INCOME                    $   1,639,129   $   890,298   $  2,956,882   $  1,619,595
                              ==============  ============  =============  =============

NET INCOME  PER COMMON SHARE  $        0.18   $      0.13   $       0.33   $       0.24
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

                     SOS STAFFING SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            Increase (Decrease) in Cash and Cash Equivalents

                                                                    26 Weeks Ended
                                                              ----------------------------
                                                                June 29,        June 30,
                                                                  1997            1996
                                                              ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                          (Unaudited)    (Unaudited)
Net income                                                     $ 2,956,882   $  1,619,595
Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                                   836,930        288,248
   Deferred income taxes                                          (300,635)      (242,135)
   Loss on disposition of assets                                     4,336         51,009
   Other                                                                 -        (65,493)
   Changes in operating assets and liabilities:
      Accounts receivable, net                                  (2,713,032)    (2,941,327)
      Workers' compensation deposit                               (100,001)      (296,703)
      Prepaid expenses and other                                    11,051       (147,219)
      Amounts due from related parties                              14,246         52,000
      Deposits and other assets                                   (340,874)       (70,610)
      Accounts payable                                            (199,623)        32,975
      Accrued payroll costs                                        256,429       (168,312)
      Workers' compensation reserve                                377,774        312,686
      Accrued liabilities                                           75,997        (40,434)
      Amounts due shareholders                                           -          7,889
      Income taxes payable                                        (269,226)       137,528
                                                               ------------- --------------
         Net cash provided by (used in) operating activities       610,254     (1,470,303)
                                                               ------------- --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                            (674,415)      (351,866)
   Cash paid in acquisition of certain assets                   (3,814,336)    (4,780,659)
   Payments on acquisition earnouts                               (405,687)
   Principal payment on note related to acquisition                      -     (1,450,000)
                                                               ------------- --------------
      Net cash used in investing activities                    $(4,894,438)   $(6,582,525)
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

      During the twenty-six weeks ended June 29, 1997, the Company acquired certain assets or stock and substantially all of the operations of six businesses and a customer list of a seventh. The aggregate purchase price was approximately $3,571,000 and one of the acquisitions has contingent future earnouts up to a maximum of $1,300,000. The excess of the initial purchase price (excluding earnouts) over the estimated fair market value of the acquired tangible net assets was approximately $3,400,000, of which $3,182,000 has been preliminarily allocated to goodwill and $218,000 has been allocated to other intangible assets.


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

                              Unaudited results of operations
                              -------------------------------
                                      26 Weeks Ended
                                      --------------
                              June 29, 1997      June 30,1996
                              -------------      ------------

     Service revenues         $ 87,776,708       $ 57,508,207
                              ============       ============

     Income from operations   $  4,788,375       $  2,989,704
                              ============       ============

     Net income               $  2,971,078       $  1,835,596
                              ============       ============





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

      During the twenty-six weeks ended June 29, 1997, options to purchase 4,260 shares of common stock were exercised by employees and the Company received $29,788.


Note 5.  Subsequent Events

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


Results of Operations
      The following table sets forth unaudited income statement information for the comparative thirteen and twenty-six week periods.



                                             13 Weeks Ended             26 Weeks Ended
                                        -------------------------  ------------------------
                                         June 29,       June 30,    June 29,      June 30,
                                           1997           1996        1997          1996
                                        ----------     ----------  ----------    ----------
             Service revenues               100.0%         100.0%      100.0%        100.0%
             Direct cost of services         78.1%          79.6%       78.3%         79.4%
                                             -----         ------       -----        ------
               Gross profit                  21.9%          20.4%       21.7%         20.6%

             Selling, general and
                administrative expenses      16.1%          15.4%       16.2%         15.8%
                                             -----       --------       -----      --------

             Operating income                 5.8%           5.0%        5.5%          4.8%


      Service Revenues. Service revenues increased by $16.6 million or 55.3% to $46.5 million for the thirteen weeks ended June 29, 1997 compared to the thirteen weeks ended June 30, 1996. Of the $16.6 million increase, approximately $8.5 million was attributable to offices acquired during 1996 and 1997, $5.8 million was attributable to increased revenues in existing offices and $2.3 million was attributable to opening offices in new markets. For the twenty-six weeks ended June 29, 1997 service revenues increased by $32.4 million, or 58.9%, to $87.4 million compared to $55.0 million for the twenty-six weeks ended June 30, 1996. Of the $32.4 million increase, approximately $16.7 million was attributable to offices acquired during 1996 and 1997, $11.2 million was attributable to increased revenues in existing offices and $4.5 million was attributable to opening offices in new markets. The increase in service revenues was also generally consistent with increases in hours billed, customers served and temporary staffing employees utilized.

      Gross Profit. Gross profit as a percentage of service revenues for the thirteen weeks ended June 29, 1997 and June 30, 1996 was 21.9% and 20.4% respectively. Gross profit as a percentage of revenues for the twenty-six weeks ended June 29, 1997 and June 30, 1996 was 21.7% and 20.6%, respectively. The increase in gross profit was primarily due to a shift in business mix towards the information technology business segment.


      Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of service revenues for the thirteen weeks ended June 29, 1997 and June 30, 1996 was 16.1% and 15.4%, respectively. Selling, general and administrative expenses as a percentage of service revenues for the twenty-six weeks ended June 29, 1997 and June 30, 1996 was 16.2% and 15.8%, respectively. The increase in selling, general and administrative expenses as a percentage of service revenues was attributable to a higher cost structure in the information technology and specialty areas and amortization of intangible assets of 0.6% and 0.2% of service revenues for the thirteen weeks ended June 29, 1997 and June 30, 1996, respectively.

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



Item 3. Qualitative and Quantitative Disclosures About Market Risk

      Not Required

                         PART II - OTHER INFORMATION

      Item 1. Legal proceedings
            From time to time the Company is involved in legal matters generally incident to its business. It is the opinion of management, after discussions with legal counsel, that the ultimate dispositions of these matters will not have a material impact on the financial condition, liquidity or results of operations of the Company.

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


                                    SOS STAFFING SERVICES, INC.
                                                     Registrant






      Dated: August 20, 1997        /s/ Gary B. Crook
                                    -----------------
                                    Gary B. Crook
                                    Vice President,
                                    Chief Financial Officer