Form 10-Q
period 1997-09-28
SOS STAFFING SERVICES INC
filed 1997-11-12
CIK 945437

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997

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

Yes    X                      No
    -------                      -------

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date.

      Class of Common Stock               Outstanding at November 7, 1997
      ---------------------               -------------------------------
   Common Stock, $0.01 par value                   12,652,852

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1. Financial Statements                                             Page(s)
                                                                         -------
              Condensed Consolidated Balance Sheets
                     As of September 28, 1997 and December 29, 1996      3-4

              Condensed Consolidated Statements of Income
                     For the Thirteen and Thirty-nine Weeks Ended
                     September 28, 1997 and September 29, 1996 5

              Condensed Consolidated Statements of Cash Flows
                     For the Thirty-nine Weeks Ended
                     September 28, 1997 and September 29, 1996           6-7

              Notes to Condensed Consolidated Financial Statements       8-10


Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations              11-12

Item 3. Quantitative and Qualitative Discussion About Market Risk        12



                           Part II - Other Information

Item 1. Legal Proceedings                                                13

Item 6. Exhibits and Reports on Form 8-K                                 13

Signatures                                                               14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                             September 28,        December 29,
                                                                 1997                 1996
                                                           -----------------   -----------------
CURRENT ASSETS:                                               (Unaudited)
   Cash and cash equivalents                                $    1,299,749      $    5,784,651
   Accounts receivable, net                                     27,638,115          19,114,117
   Current portion of workers' compensation deposit                710,474             610,473
   Prepaid expenses and other                                      630,359             305,151
   Deferred tax asset                                              914,766             661,645
   Amounts due from related parties                                454,544             406,376
                                                           -----------------   -----------------
      Total current assets                                      31,648,007          26,882,413
                                                           -----------------   -----------------

PROPERTY AND EQUIPMENT, at cost:
   Computer equipment                                            2,003,641           1,399,408
   Office equipment                                              2,329,203           1,461,945
   Leasehold improvements and other                              1,209,063             969,208
                                                           -----------------   -----------------
                                                                 5,541,907           3,830,561
   Less accumulated depreciation and amortization               (2,275,389)         (1,698,080)
                                                           -----------------   -----------------
      Total property and equipment, net                          3,266,518           2,132,481
                                                           -----------------   -----------------

OTHER ASSETS:
   Workers' compensation deposit, less current portion             106,369             106,369
   Intangible assets, net                                       34,190,454          17,798,588
   Deposits and other assets                                       421,555             372,973
                                                           -----------------   -----------------
      Total other assets                                        34,718,378          18,277,930
                                                           -----------------   -----------------

      Total assets                                          $   69,632,903      $   47,292,824
                                                           =================   =================




      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.


                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             September 28,       December 29,
                                                                 1997               1996
                                                           -----------------   ----------------
CURRENT LIABILITIES:                                         (Unaudited)
   Accounts payable                                        $       240,898      $     600,504
   Accrued payroll costs                                         3,947,391          2,110,554
   Current portion of workers' compensation reserve              1,991,408          1,501,669
   Accrued liabilities                                             839,363            408,027
   Income taxes payable                                            629,159            466,726
   Accrued acquisition earnouts                                  3,306,226          4,782,689
                                                           -----------------   ----------------
      Total current liabilities                                 10,954,445          9,870,169
                                                           -----------------   ----------------

LONG TERM BANK NOTE                                             13,000,000                  -
                                                           -----------------   ----------------

WORKERS' COMPENSATION
   RESERVE, less current portion                                   492,097            375,418
                                                           -----------------   ----------------

DEFERRED INCOME TAX LIABILITY                                      134,678            213,056
                                                           -----------------   ----------------


SHAREHOLDERS' EQUITY:
   Common stock                                                     90,528             87,060
   Additional paid-in capital                                   34,359,123         31,216,917
   Retained earnings                                            10,602,032          5,530,204
                                                           -----------------   ----------------
      Total shareholders' equity                                45,051,683         36,834,181
                                                           -----------------   ----------------

      Total liabilities and shareholders' equity            $   69,632,903      $  47,292,824
                                                           =================   ================




      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.



                           SOS STAFFING SERVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                        13 Weeks Ended                        39 Weeks Ended
                              ------------------------------------  ------------------------------------
                                September 28,      September 29,      September 28,      September 29,
                                    1997               1996               1997               1996
                              -----------------  -----------------  -----------------  -----------------
                                 (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
SERVICE REVENUES              $    54,388,816    $    37,846,104    $   141,752,926    $    92,834,049
DIRECT COSTS OF SERVICES           42,035,527         30,091,956        110,482,801         73,734,640
                              -----------------  -----------------  -----------------  -----------------
   Gross profit                    12,353,289          7,754,148         31,270,125         19,099,409
                              -----------------  -----------------  -----------------  -----------------

OPERATING EXPENSES;
  Selling, general and
    administrative                  8,424,575          5,446,613         22,010,878         14,076,330
  Intangibles amortization            336,103            124,153            901,765            207,610
                              -----------------  -----------------  -----------------  -----------------
      Total operating expenses      8,760,678          5,570,766         22,912,643         14,283,940
                              -----------------  -----------------  -----------------  -----------------

INCOME FROM OPERATIONS              3,592,611          2,183,382          8,357,482          4,815,469
                              -----------------  -----------------  -----------------  -----------------

OTHER INCOME (EXPENSE):
   Interest expense                  (146,553)          (152,017)          (220,623)          (176,781)
   Interest income                    173,107              1,230            411,230             10,729
   Other, net                         (45,265)           108,871            (12,196)           104,887
                              -----------------  -----------------  -----------------  -----------------
      Total, net                      (18,711)           (41,916)           178,411            (61,165)
                              -----------------  -----------------  -----------------  -----------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                  3,573,900          2,141,466          8,535,893          4,754,304
PROVISION FOR INCOME TAXES         (1,458,954)          (813,392)        (3,464,065)        (1,806,635)
                              -----------------  -----------------  -----------------  -----------------

NET INCOME                    $     2,114,946    $     1,328,074    $     5,071,828    $     2,947,669
                              =================  =================  =================  =================

NET INCOME  PER COMMON SHARE  $          0.23    $          0.20    $          0.56    $          0.44
                              =================  =================  =================  =================


WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING              9,183,184          6,762,230          9,125,360          6,760,392
                              =================  =================  =================  =================




      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.



                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                     39 Weeks Ended
                                                           ------------------------------------
                                                             September 28,       September 29,
                                                                 1997                1996
                                                           -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                         (Unaudited)         (Unaudited)
Net income                                                  $    5,071,828     $     2,947,669
Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                                 1,335,551             533,177
   Deferred income taxes                                          (348,373)           (392,257)
   Loss on disposition of assets                                    20,012              51,647
   Other                                                                 -             (56,409)
   Changes in operating assets and liabilities:
      Accounts receivable, net                                  (7,171,185)         (7,486,427)
      Workers' compensation deposit                               (100,001)            (48,470)
      Prepaid expenses and other                                  (259,890)           (210,895)
      Amounts due from related parties                             (48,168)             52,000
      Deposits and other assets                                    (54,582)            (80,584)
      Accounts payable                                            (359,606)              4,546
      Accrued payroll costs                                      1,836,837           1,181,654
      Workers' compensation reserve                                606,418             449,682
      Accrued liabilities                                         (233,293)            231,791
      Income taxes payable                                         162,433             461,792
                                                           -----------------   ----------------
        Net cash provided by (used in) operating activities        457,981          (2,361,084)
                                                           -----------------   ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                          (1,189,646)           (457,897)
   Cash paid in acquisitions and earnouts                      (19,898,911)         (5,812,195)
   Principal payment on note related to acquisition                      -          (1,450,000)
                                                           -----------------   ----------------
      Net cash used in investing activities                $   (21,088,557)    $    (7,720,092)
                                                           -----------------   ----------------



      Theaccompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.


                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                     39 Weeks Ended
                                                           ------------------------------------
                                                             September 28,       September 29,
                                                                 1997                1996
                                                           -----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:                         (Unaudited)         (Unaudited)
   Proceeds from issuance of common stock, net             $     3,004,300     $        30,940
   Proceeds from exercise of employee stock options                141,374                   -
   Net borrowings on line of credit                                      -           1,325,373
   Borrowing of debt                                            13,000,000           6,500,000
                                                           -----------------   ----------------
      Net cash  provided by  financing activities               16,145,674           7,856,313
                                                           -----------------   ----------------


NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                         (4,484,902)         (2,224,863)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                           5,784,651           2,717,389
                                                           -----------------   ----------------


CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                           $     1,299,749     $       492,526
                                                           ====================================


SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for:
    Interest                                               $        62,819     $        22,079
    Income taxes                                           $     3,651,457     $     1,617,750






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

        The results of operations for the thirteen and thirty-nine week periods ended September 28, 1997 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Acquisitions
        All of the Company's acquisitions have been accounted for using the purchase method. Certain acquisitions have contingent earnout components of the purchase price. Earnout amounts are accrued when payment becomes probable and increase the amount of goodwill related to the acquisition.

        During the thirty-nine weeks ended September 28, 1997, the Company acquired certain assets or stock and substantially all of the operations of ten businesses and a customer list of an eleventh. The aggregate purchase price was approximately $15.5 million. Four of the acquisitions have contingent future earnouts up to a combined maximum of $9.4 million. One acquisition has a contingent future earnout which requires the Company to pay (i); five times the "Branch Profit" (as defined in the agreement) between $0.7 million and $0.9 million for the 18 months after the acquisition and (ii); two times "Branch Profit" in excess of $1.2 million for the 24 months following the acquisition. The excess of the initial purchase price (excluding earnouts) over the estimated fair market value of the acquired tangible net assets was approximately $14.1 million, of which $13.6 million has been preliminarily allocated to goodwill and $0.5 million has been allocated to other intangible assets.


        Earnouts and Acquisition Costs - During the thirty-nine weeks ended September 28, 1997 the Company paid earnouts totaling $3.3 million. As of September 28, 1997 accrued acquisition earnouts totaled $3.3 million. During the thirty-nine weeks ended September 28, 1997 the Company incurred direct acquisition costs totaling $285,279.

        Pro Forma Acquisition Information--Unaudited

        The unaudited pro forma acquisition information for the thirty-nine weeks ended September 28, 1997 and September 29, 1996 presents the results of operations of material acquisitions which were completed during the thirty-nine weeks ended September 29, 1997 as if the acquisitions had occurred at the beginning of each thirty-nine week period. The results of operations give effect to certain adjustments, including amortization of intangible assets, interest expense on debt borrowings utilized to fund certain acquisitions, income taxes and shares outstanding. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the applicable period or of the results which may occur in the future.

                                    Unaudited pro forma results of operations
                                    -----------------------------------------
                                      (In thousands, except per share data)
                                                 39 Weeks Ended
                                                 --------------
                                         September 28,     September 29,
                                         -------------     -------------
                                              1997             1996
                                              ----             ----

       Service revenues                  $   157,232        $   115,210
       Gross profit                           34,814             25,303
       Income from operations                  8,359              5,282
       Net income                        $     4,942        $     3,131
                                         ===========        ===========
       Net income per common share       $      0.54        $      0.34
                                         ===========        ===========




Note 3.   Legal Matters
        In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes to be reasonable and prudent. The principal risks covered by insurance include worker's compensation, personal injury, bodily injury, property damage, errors and omissions, fidelity losses and general liability.

        In June 1997, a former customer of the Company commenced litigation against the Company in the Second District Court, Salt Lake County, State of Utah, alleging breach of contract, negligence, fraud and misrepresentation. The allegations are based upon the alleged theft of surplus military goods from the former customer's warehouse by a former temporary employee of the Company. The plaintiff is seeking special, general, consequential, punitive and other damages in an amount in excess of $7.0 million. The Company believes the claim is without merit and that the Company has valid defenses to all of the allegation raised by the plaintiff.

        There is no other pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.


Note 4.  Equity Transactions
        In connection with the Company's secondary public offering completed in December 1996, the underwriters exercised their over allotment option to purchase 330,000 common shares in January 1997. The Company received net proceeds of approximately $3.0 million.

        During the thirty-nine weeks ended September 28, 1997, options to purchase 16,832 shares of common stock were exercised by employees and the Company received $141,374.

        In October, 1997, the Company completed a secondary offering of 4,600,000 shares (see "Note 5. Subsequent Events")


Note 5.  Subsequent Events
        On October 1, 1997, the Company entered into an agreement to purchase certain assets and substantially all of the business operations of Century Personnel, Inc. and M. A. Jones Enterprises, Inc. (collectively "Century"). Century specializes primarily in commercial staffing, with other divisions dedicated to information technology staffing and executive search/permanent placement in high-level professional occupations in Kansas and Missouri.

        The purchase price consists of an initial purchase payment of approximately $14.9 million plus two earnout payments payable within 45 days of each of the first and second anniversaries of the closing date of the Century acquisition. The amount of the earnout payments will be based upon the earnings before interest and taxes generated by Century's business operations during the two one-year periods following the closing. The aggregate purchase price payable by the Company shall not exceed $25 million.


        On October 6, 1997, the Company purchased certain assets and substantially all of the business operations of JesCo Technical Services, Inc. for an aggregate purchase price of approximately $5.0 million plus future contingent earnouts up to a maximum of $7.0 million. As of September 28, 1997 the Company had paid a $1.0 million down payment which is included in goodwill.

        In October, 1997, the Company completed a secondary offering of 4,600,000 shares of common stock at a price of $16.75. Of the shares offered, 3,600,000 were offered by the Company, 600,000 of which were sold to the underwriters upon exercise of an over-allotment option. The additional 1,000,000 shares were offered by selling shareholders, consisting of the Company's chairman, a charitable foundation established by the Company's chairman and a church. The net proceeds to the Company of the offering are estimated at $56.8 million.

        The Company intends to use the proceeds of the offering to repay debt, to pay earnout obligations associated with prior acquisitions, to support continued growth of operations, including opening additional offices, and for working capital and general corporate purposes.

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


Results of Operations
        The  following  table  sets  forth,  for  the  periods  indicated,   the
percentage relationship to service revenues of selected items in the Company's unaudited income statement.



                                         13 Weeks Ended                     39 Weeks Ended
                                         --------------                     --------------
                                   September 28,   September 29,     September 28,    September 29,
                                       1997             1996             1997             1996
                                    ----------       ----------       ----------       ----------


 Service revenues                      100.0%          100.0%            100.0%          100.0%
 Direct cost of services                77.3%           79.5%             77.9%           79.4%
                                      -------         -------           -------         -------
 Gross profit                           22.7%           20.5%             22.1%           20.6%
                                      -------         -------           -------         -------
 Operating expenses:
     Selling, general and
       administrative                   15.5%           14.4%             15.5%           15.2%
     Intangibles amortization            0.6%            0.3%              0.7%            0.2%
                                     --------        --------          --------        --------
         Total operating                16.1%           14.7%             16.2%           15.4%
                                      -------         -------           -------         -------
 expenses
 Operating income                        6.6%            5.8%              5.9%            5.2%
                                     ========        ========          ========        ========


        Service Revenues. Service revenues increased by $16.5 million or 43.7% to $54.4 million for the thirteen weeks ended September 28, 1997 compared to $37.8 million for the thirteen weeks ended September 29, 1996. Of the $16.5 million increase, approximately $9.3 million was attributable to offices acquired during 1996 and 1997, $5.0 million was attributable to increased revenues from comparable offices and $2.2 million was attributable to opening offices. For the thirty-nine weeks ended September 28, 1997 service revenues increased by $48.9 million, or 52.7%, to $141.8 million compared to $92.8 million for the thirty-nine weeks ended September 29, 1996. Of the $48.9 million increase, approximately $26.0 million was attributable to offices acquired during 1996 and 1997, $16.2 million was attributable to increased revenues from comparable offices and $6.7 million was attributable to opening offices. The increase in service revenues from comparable offices was also generally consistent with increases in hours billed, customers served and temporary staffing employees utilized.

        Gross Profit. Gross profit as a percentage of service revenues for the thirteen weeks ended September 28, 1997 and September 29, 1996 was 22.7% and 20.5% respectively. Gross profit as a percentage of revenues for the thirty-nine weeks ended September 28, 1997 and September 29, 1996 was 22.1% and 20.6%,
respectively. The increase in gross profit was primarily due to a shift in business mix towards the information technology business segment, which typically generates higher gross margins.

        Operating Expenses. Operating expenses as a percentage of service revenues for the thirteen weeks ended September 28, 1997 and September 28, 1996 were 16.1% and 14.7%, respectively. Operating expenses as a percentage of service revenues for the thirty-nine weeks ended September 28, 1997 and September 28, 1996 were 16.2% and 15.4%, respectively. The increase in operating expenses as a percentage of service revenues for the thirteen and thirty-nine weeks ended September 28, 1997 and September 29, 1996, respectively, was attributable to an increase in selling, general and administrative expenses and amortization of intangible assets. The increase in selling, general and administrative expenses as a percentage of service revenues was attributable to the information technology and specialty areas where cost structures are higher.

        Income Taxes. The effective combined federal and state income tax rate for the thirteen weeks ended September 28, 1997 and September 29, 1996 was 40.8% and 38.0%, respectively. The effective combined federal and state income tax rate for the thirty-nine weeks ended September 28, 1997 and September 29, 1996 was 40.6% and 38.0%, respectively. The increased combined tax rate was due to an increase in non-deductible amortization of intangible assets relating to certain acquisitions and increasing profits generated in states which assess higher state tax rates.


Liquidity and Capital Resources
        For the thirty-nine weeks ended September 28, 1997 net cash provided by operating activities was $0.5 million compared to net cash used in operating activities of $2.4 million for the thirty-nine weeks ended September 29, 1996. The increase in operating cash flow was a result of higher net income and increased depreciation and amortization.

        The Company's investing activities used $1.2 million to purchase property and equipment, $19.9 million to acquire businesses and to pay acquisition earnouts. See Note 2 to the condensed consolidated financial statements of the Company for a description of certain terms of these acquisitions.

        In October, 1997, the Company completed a secondary offering of 4,600,000 shares of common stock at a price of $16.75. Of the shares offered, 3,600,000 were offered by the Company, 600,000 of which were sold to the underwriters upon exercise of an over-allotment option. The additional 1,000,000 shares were offered by selling shareholders, consisting of the Company's chairman, a charitable foundation established by the Company's chairman and a church. The net proceeds to the Company of the offering are estimated at $57.0 million.

        The Company's primary sources of short-term and long-term liquidity and capital resources at September 28, 1997 were cash flows from operating activities and a long-term bank note. The Company's revolving credit facility increased from $20 million to $35 million effective September 17, 1997. As of September 28, 1997 the Company had outstanding borrowings of $13 million on the long-term portion of the revolving credit facility. Short-term borrowings bear interest at the prime rate charged by the Company's lender which is periodically adjusted (at September 28, 1997, 8.50%), and long-term borrowings which bear interest at LIBOR plus 1.75% (currently at approximately 7.72%). The Company also had letters of credit of $2.8 million outstanding at September 28, 1997, for purposes of securing its workers' compensation premium obligation. The aggregate amount of such letters of credit reduces the borrowing availability on the line of credit. At September 28, 1997, $19.2 million was available for borrowings or additional letters of credit under the line of credit. Management believes that the present credit facility, together with cash reserves, cash flow from operations and completed financing activities, will be sufficient to fund the Company's operations, capital expenditure requirements and acquisitions presently anticipated for at least the next 12 months. However, if the Company were to expand its operations significantly, especially through unanticipated acquisitions, additional capital may be required. There can be no assurance that the Company will be able to obtain additional capital at acceptable rates.


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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

        Not Required



                           PART II - OTHER INFORMATION

Item 1. Legal proceedings
        In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes to be reasonable and prudent. The principal risks covered by insurance include worker's compensation, personal injury, bodily injury, property damage, errors and omissions, fidelity losses and general liability.

        In June 1997, a former customer of the Company commenced litigation against the Company in the Second District Court, Salt Lake County, State of Utah, alleging breach of contract, negligence, fraud and misrepresentation. The allegations are based upon the alleged theft of surplus military goods from the former customer's warehouse by a former temporary employee of the Company. The plaintiff is seeking special, general, consequential, punitive and other damages in an amount in excess of $7.0 million. The Company believes the claim is without merit and that the Company has valid defenses to all of the allegation raised by the plaintiff.

        There is no other pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.


Item 6. Exhibits and Reports on Form 8-K.

        a) Exhibit 27 - Financial Data Schedule, filed herewith.

        b) Reports on Form 8-K during the quarter for which this report is filed.

               On September 3, 1997 the Company filed a report on Form 8-K with a report date of August 19, 1997 to report the acquisition of substantially all the assets and the assumption of certain liabilities of Execusoft, Inc. No financial statements were filed with this Form 8-K.

               On September 18, 1997, the Company filed a report on Form 8-K with a report date of September 15, 1997 to report the acquisition of certain assets and substantially all of the business operations of JesCo Technical Services, Inc. No financial statements were filed with this Form 8-K.

                                   SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SOS STAFFING SERVICES, INC.
                                                            Registrant



        Dated: November 11, 1997            /s/ Howard W. Scott
                                            -------------------
                                            Howard W. Scott
                                            Chief Executive Officer



        Dated: November 11, 1997            /s/ Gary B. Crook
                                            -----------------
                                            Gary B. Crook
                                            Vice President,
                                            Chief Financial Officer