Form 10-K
period 1997-12-28
SOS STAFFING SERVICES INC
filed 1998-03-27
CIK 945437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   X    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 -----  Act of 1934 for the fiscal year ended December 28, 1997.

        Transition Report Pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

Commission File Number:  0-26094

                           SOS STAFFING SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

                Utah                                      87-0295503
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

1415 South Main Street, Salt Lake City, Utah               84115
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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, on March 2, 1998, based upon the closing sales price of the Common Stock of $20.813 per share on that date, as reported on the NASDAQ Stock Market, was approximately $188,920,600. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 2, 1998,  Registrant  had  outstanding  12,660,162  shares of Common
Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1997 are incorporated by reference into Parts II and IV of this Report. Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Shareholders to be held May 13, 1998 are incorporated by reference in
Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS
         --------


General

         SOS Staffing Services, Inc. ("SOS" or the "Company") is a leading provider of staffing and consulting services in the western states. As of
December 28, 1997, SOS operated a network of 134 offices in 18 states. The Company provides a broad range of commercial staffing and information technology ("IT") services. Commercial staffing services include light industrial, clerical, industrial, technical, specialty and other professional services. IT services consist of staffing, consulting and outsourcing services such as systems design, programming, network and systems management and business consulting. During the 52 weeks ended December 28, 1997, the Company provided approximately 78,000 staffing employees to more than 10,000 businesses, professional and service organizations and government agencies.

         Since completing its initial public offering in July 1995, the Company has aggressively pursued an acquisition program, having acquired 34 staffing and consulting companies with 56 offices, consisting of 42 commercial staffing offices and 14 IT staffing and consulting offices. Ten of the acquisitions completed since July 1996 were of IT staffing and consulting companies, which have allowed the Company to diversify the mix of staffing services provided to include higher margin services. On a pro forma basis, revenues from IT staffing services represented 22% of total revenues for the 1997 fiscal year compared to 5% of total revenues for the 52 weeks ended December 28. 1997. Additional acquisitions have added other specialty services, including medical administrative support, professional mining, geology, hydrology and environmental services.


Business Strategy

         The Company's goal is to enhance its profitability through a focused business strategy. The Company has identified the following key elements of its strategy, which management believes are critical to the Company's success:

         Focus on Small to Mid-Size Customers and Projects. Historically, the Company's customers have consisted primarily of small to mid-size companies. Sales to these businesses tend to generate higher margins than larger national accounts. The Company believes that focusing on small to mid-sized customers and smaller projects limits its exposure to margin pressure associated with large national contracts and volume discounts. In the IT segment, the Company focuses on smaller specialty projects, often at larger businesses or as support in larger projects. The Company believes that it has developed competitive advantages in serving small and mid-sized businesses and projects by tailoring its operations to meet local customer needs, including the establishment of strong customer relationships through local marketing efforts, quality service and community involvement.

         Deliver Higher Margin Services. The Company's operating results since 1991 have been significantly enhanced by its strategy to deliver higher margin services. Over the past several years, the Company has focused its efforts on expanding its range of services to include higher margin specialty services such as IT staffing and consulting, administrative staffing support services for medical facilities and other professional services. The Company has de-emphasized marketing to accounts where competitive pricing makes margins unacceptable or to accounts where workers' compensation costs adversely affect profitability.

         Offer a Broad Range of Services. The Company's strategy includes offering its customers a broad range of staffing services, including light industrial, clerical, IT, industrial, technical and other professional services, as well as a range of consulting services (including telephony, information technology and general business consulting, as well as strategic planning). The Company also provides related services to its customers, including payrolling, skill and drug testing, risk management consulting and other professional staffing services. In larger markets, the Company offers these services through several separate offices operating under established names. The Company also provides outsourcing services to customers whereby the Company contracts to perform a particular business function for an agreed price, which includes providing staffing, equipment and supplies. The Company is also expanding its on-site services, in which SOS locates an on-site manager at the customer's facility to manage all of the customer's employee staffing requirements.

         Provide Centralized Support and Encourage Entrepreneurial Management. The Company's commercial staffing offices are supported by centralized functions at corporate headquarters that include marketing, recruiting, training and retention programs, as well as workers' compensation and other insurance services, accounts payable, purchasing, credit, legal review and other administrative support services. Generally, each staffing office has access to the Company's computer system and its proprietary software that provides information on customer requirements, available applicants, staffing employees on assignment and other information which facilitates efficient response to customer job orders. The Company is expanding IT staffing, consulting and outsourcing operations and is developing a centralized support system tailored to the specific needs of IT customers. This integration will be completed in 1998.

         To encourage an entrepreneurial approach to field management, the Company has established financial targets and quality performance standards which are utilized at all offices. A substantial portion of the Company's field management compensation is incentive-driven and based upon meeting financial targets and quality standards. Managers are also given considerable discretion to price services and to respond to specific customer requirements.

         Emphasize Service and Value. The Company focuses on providing service and value to its customers. The Company's staff employees seek to establish and maintain long-term relationships with its customers by developing knowledge of customers' businesses, responding promptly to customer orders and monitoring job performance and customer satisfaction. The Company targets customer accounts where service and quality are perceived to be as important as pricing of services. This allows the Company to be more selective and to provide higher quality services while maintaining desired margins.

         Pursue Opportunities in Small Markets. In the commercial staffing segment, SOS has focused on opening hub offices in key metropolitan areas followed by establishing offices in surrounding markets. This decentralized office management strategy locates multiple offices in close proximity to customers and staffing employees. The Company believes this strategy has allowed it to rapidly gain market share with low entry costs. Once a hub office has been established, the Company focuses on leveraging hub office resources to market and deliver services to surrounding smaller markets and to cross-sell IT and other specialty staffing services. In these markets, which are often too small to attract substantial competition from national staffing companies, the Company has quickly achieved significant penetration and has often become the dominant provider of staffing services.


Growth Strategy

         Management believes the Company has substantial opportunities to expand its office network and the range of services it offers to its customers. The Company's growth strategy is comprised of two elements: Continued focus on internal growth and pursuit of additional acquisitions. Since completing its initial public offering in July 1995, the Company has added a total of 36 offices through internal growth and 56 offices through acquisitions.

         Focus on Internal Growth. A principal element of the Company's growth strategy has been its focus on internal growth. During the last five years, the Company has maintained an average annual internal revenue growth rate in excess of 20%. The Company's internal growth strategy consists of the following:

           - Increase Penetration of Existing Markets. The Company continually seeks to add new customers and offices in the geographic markets it currently serves. In many instances, the Company pursues such penetration by establishing a "hub" office from which it can develop additional offices within a metropolitan area. SOS also intends to introduce complementary or specialty services in existing markets and incentivizes field and local managers to focus on business development within existing offices.

           - Enter New Markets. The Company plans to open new branches in markets not currently served by existing offices. Frequently, the Company enters new markets by establishing a "hub" office located in a central location. The Company then opens new offices in surrounding markets which benefit from the administrative support and resources of the hub office. This strategy has enabled the Company to enter many smaller markets cost effectively.

           - Expand Service Offerings. The Company is actively seeking to expand the range of IT services it offers to its customers to include expanded outsourcing capabilities and network oversight and management, and to add to its existing telephony consulting business. The Company intends to expand its vendor on-premise business, pursuant to which SOS manages all of the customer's staffing requirements on-site. The Company also intends to further develop partnering relationships under which SOS works with other staffing providers to meet the customer's staffing requirements.

           - Cross-sell Services. The Company actively seeks to cross-sell commercial staffing and IT staffing and consulting services to existing customers. Through incentive compensation arrangements, the Company actively encourages referrals and cross-selling among and within its commercial, specialty and IT operations.

         Pursue Acquisitions. The Company intends to continue to pursue acquisitions as a key element of its growth strategy. In targeting acquisitions, SOS focuses on businesses with (i) a history of profitable operations, (ii) a strong management team, (iii) a strong local market position, (iv) services that complement the Company's operations and (v) compatible corporate philosophies and culture.

           - Enter New Markets. The Company intends to target strategic acquisitions in new markets where the Company seeks to establish staffing operations, particularly in the western states.

           - Acquire Complementary Businesses in Existing Markets. The Company intends to acquire complementary businesses or specialty lines of business that enhance the services provided by existing offices. The Company also targets businesses in its existing markets as a means of increasing market share.

           - Acquire New Services. The Company intends to pursue acquisitions of staffing businesses that will expand its service offerings. The Company's acquisition of ten IT companies since July 1996 has significantly strengthened the Company's IT staffing and consulting offerings. As the Company identifies staffing businesses in attractive niches, the Company intends to pursue strategic acquisitions to facilitate its entry into such niches.


Operations

         Services Offered. The Company offers a broad range of commercial staffing and IT staffing, consulting, and outsourcing services. Generally, the Company provides light industrial, clerical and industrial services through SOS Staffing Services, Skill Staff Industrial Specialists and Century Personnel offices, while technical and other specialty services are provided by specialty offices such as SOS Technical Services (engineers, chemists, geologists, designers, drafters, illustrators, artists, writers and other technical personnel), AccountStaff (accountants, bookkeepers, auditors, data entry personnel and financial analysts), PAMS (medical administrative services), National Collex (collection services and project billing for medical facilities) and CGS Personnel (mining, mineral exploration and environmental staffing). Consulting and outsourcing services are provided under the names of Wolfe & Associates, Telecom Project Assistance and JesCo Technical Services. IT staffing services are provided under various names. The Company intends to adopt a common name for its IT staffing, consulting and outsourcing services.

         The Company's commercial staffing services also include professional employer services such as payrolling, outsourcing, on-site and administrative professional services provided through SOS Staffing Services and ServCom offices. Payrolling typically involves the transfer of a customer's short-term seasonal or special use employees to the Company's payroll for a designated period. Outsourcing represents a growing trend among businesses to contract with third parties to provide a particular function or business department for an agreed price over a designated period. On-site services involve locating a regular SOS employee at the customer's place of business to manage all of the customer's temporary staffing requirements. Administrative professional services offer SOS customers skills testing, drug testing and risk management services. Skills testing available to SOS customers includes cognitive, personality and psychological evaluations. Drug tests are confirmed through an independent certified laboratory. Risk management services include on-site safety inspection and consulting services. As of December 28, 1997, the Company also provided professional employer organization services on a limited basis to approximately 60 customers, representing approximately 425 employees, which offers to SOS customers the benefits of employee leasing.

         The Company's IT services consist of IT staffing, consulting and outsourcing services. The Company's IT staffing services include computer programming, system design, analysis and administration, network and systems management and software and documentation development. IT staffing services are similar in many respects to commercial staffing services; however, IT services generally require increased specialization and technical skill, carry significantly higher hourly rates and involve substantially longer job assignments. The Company's IT consulting services are focused on solving the customer's organizational problems and typically include telephony services, general business consulting, organizational analysis, technology consulting and strategic planning. Company consultants provide innovative ideas, insight and experience to address the customer's organizational problems, then work with the customer to implement strategic solutions. IT consulting engagements typically last six months to one year and may require the services of several specialized consultants. The Company also delivers IT outsourcing services to customers who turn over to SOS personnel the management and staffing of specific business operations. Historically, the Company has provided IT staffing, consulting and outsourcing services under the business names of acquired IT business units; however, as the Company integrates acquired IT companies into its consolidated IT operations, the Company intends to adopt common business names for use throughout the Company's IT branch network during 1998.

         Branch Offices. The Company provides commercial staffing and IT staffing and consulting services through a network of 134 offices located in 18 states. The Company currently operates at least one office in every market in the Mountain States (Arizona, Colorado, Idaho, Montana, New Mexico, Nevada, Utah, and Wyoming) with a population base in excess of 100,000 people. In larger markets, the Company generally provides light industrial and clerical personnel through SOS Staffing Services offices, while specialty services are provided by service-specific specialty offices. In smaller markets, SOS offices offer a broader variety of commercial staffing services including specialty services. The Company currently provides commercial staffing services through a network of SOS Staffing Services, Century Personnel, Skill Staff, SOS Technical Services, AccountStaff, Industrial Specialist, PAMS, ServCom and CGS offices.

         The Company estimates the capital cost of establishing a new commercial staffing offices ranges from $15,000 to $50,000, exclusive of working capital requirements. The Company's new offices have historically achieved profitability in six to 12 months, while offices created by division of an existing office are usually profitable from inception.

         The Company provides IT staffing and consulting services from 18 IT offices. The Company's IT staffing and consulting offices generally serve larger geographic areas than SOS commercial staffing offices principally due to the increased specialization associated with IT services. The Company's strategy of integrating and expanding its existing IT staffing and consulting office network will include efforts to position IT offices in strategic locations throughout the western states, rather than the "hub and spoke" approach used by the Company to expand its network of commercial staffing offices.

         Sales and Marketing. SOS generally markets its commercial staffing services through its network of offices whose managers, supported by the Company's marketing staff, make regular personal sales visits to larger accounts and prospects. The Company emphasizes long-term personal relationships with its customers and develops these relationships through regular contact, periodic assessment of customer requirements and regular monitoring of employee performance. New customers are obtained through customer referrals, telemarketing and advertising in a variety of local and regional media, including television, radio, direct mail, Yellow Pages, newspapers, magazines and trade publications. The Company is also a sponsor of job fairs and other community events. In addition, the Company uses the Internet to support its marketing efforts.

         The Company's IT sales and marketing efforts may include the activities described above, but are generally more focused to address IT staffing and consulting needs which are typical of specific customers. Many of the Company's existing and prospective IT customers routinely outsource IT functions, such as programming, data entry and network administration. The Company's IT staffing and consulting personnel seek to identify IT requirements of its customers and promote IT services designed to meet those requirements. In addition to personal sales visits, targeted mailings and telephone solicitations, the Company's IT personnel actively promote the Company's services through cross-selling complementary IT services to existing customers and participate in industry trade associations.

         Recruiting. The Company believes a key element of its growth and profitability has been its ability to recruit and retain qualified staffing personnel. In an effort to attract commercial staffing personnel, the Company employs recruiters who regularly visit schools and professional associations and present career development program to various organizations. In addition, the Company obtains applicants from referrals by its staffing employees and from advertising on radio, television, in the Yellow Pages and through other print media. The Company has recently begun to utilize the Internet to recruit professional, IT and technical staffing employees. Each applicant for a commercial staffing position is interviewed with emphasis on past work experience, personal characteristics and individual skills. The Company utilizes the Dictionary of Occupational Titles ("DOT Codes") published by the Department of Labor to evaluate and assign staffing employees. The Company maintains software-training programs at its offices for applicants and employees who may be trained and tested at no cost to the applicant, employee or Company customer.

         The Company's efforts to recruit IT staffing and consulting personnel frequently include some or all of the recruiting activities employed by the Company's commercial staffing offices, but typically rely more heavily on identifying potential employees who possess specialized education, training or work experience. Frequently, the Company will screen prospective IT personnel based solely upon resume submissions, then refer qualified candidates to customers for on-site interviews. The Company's IT recruiting efforts also rely heavily upon industry contacts, personal networks and referrals from existing and former IT personnel.

         To promote loyalty and retention among its staffing employees, the Company provides its staffing employees with certain employee benefits, including access to a Section 401(k) defined contribution plan, a credit union and health insurance programs offered through the National Association of Temporary and Staffing Services ("NATSS"). In addition, the Company has the ability to issue paychecks to commercial staffing employees during the same week worked.

         Customers. During the 52 weeks ended December 28, 1997, the Company provided approximately 78,000 staffing employees to more than 10,000 businesses, professional and service organizations and government agencies. No customer accounted for more then 2% of the Company's service revenues during the period and the Company's top ten customers accounted for less than 11% of service revenues during the same period. Historically, the Company's customers have consisted primarily of small to mid-size commercial staffing customers. Management believes there remain significant opportunities to deliver profitable commercial staffing services to small and mid-size customers, who are less likely to require substantial volume discounts than larger, nationwide companies. As the Company expands its network into larger cities in the western states, the Company anticipates that it will provide commercial staffing services to larger customers who focus on value rather than cost, but will continue to focus its efforts on attracting and providing quality services to small and mid-size companies located in such larger cities.

         The Company's IT customer base, which consists primarily of IT customers served by companies acquired by SOS since July 1996, includes customers who are generally larger than many of the Company's commercial staffing customers. Many of the Company's IT customers are Fortune 1000 companies, government agencies and educational institutions. Many of the projects are smaller in scope than those done by large national companies. On larger projects, the Company frequently provides service in a supporting role to the project manager. The Company anticipates that its increased focus on IT staffing and consulting, as well as its expansion into larger metropolitan areas, will lead to additional opportunities to provide IT services to mid-size and larger customers.

         Risk Management Program. SOS is responsible for all employee-related expenses for its staff employees including workers' compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses. The Company has implemented a deductible workers' compensation program through CIGNA Property and Casualty ("CIGNA") with a loss cap of $200,000 per incident. Staffing employees in Nevada, Washington and Wyoming are insured through those states' insurance funds because private insurance is not permitted in those states. The Company employs a full-time professional risk manager and staff who work closely with the insurance carrier to manage claims and establish appropriate reserves.

         The Company has also developed workers' compensation loss control programs which seek to limit claims through employee training and avoidance of high risk job assignments such as roofing or logging. All staffing employees are required to agree in advance to drug testing following any work-related accident and all major accidents are investigated. The Company, in cooperation with its insurer, monitors all claims and regularly reviews the claims with an emphasis on early closure.


Information Systems

         The Company's central management information system is linked to all of the Company's larger commercial staffing offices. Smaller offices utilize stand-alone computers or batch access software for routine office functions. The centralized system is designed to support Company-wide operations such as payroll, billing, accounting and sales and management reports.

         Six of the Company's 18 IT offices are linked to the Company's central management information system, while substantially all of the remaining offices continue to utilize systems in place at the time of their acquisition by SOS. The Company is developing a central management information system for use by the Company's IT offices. The Company anticipates that its IT system will be connected to the Company's existing system for certain common functions; however, the IT system will be designed to accommodate the different business cycles and processes associated with the IT industry.

         The  current  operating  system  software  utilized  by the  Company is licensed on a perpetual royalty-free basis. The Company's proprietary application software is regularly updated and revised to meet the Company's specific requirements. All files are backed up routinely and stored off-site and critical files are backed up on a daily basis. The present system has capacity to service the Company's anticipated growth without significant capital expenditures for the foreseeable future.

Year 2000

         The Company's information systems have been made substantially compliant with Year 2000 requirements. Reviews are beginning of the Company's key vendors' compliance with these requirements. No determination of material compliance or noncompliance of key vendors can be made at this time.


Competition

         The staffing industry is comprised of national, regional and local companies operating offices throughout the nation, making the industry highly competitive and highly fragmented, with limited barriers to entry. The Company faces intense competition from large national and international companies with substantially greater financial and marketing resources than those of the Company, as well as strong local and regional staffing companies.

         The Company competes for qualified staffing employees and for customers who require the services of such employees. The principal competitive factors in attracting and retaining qualified staffing employees are competitive salaries and benefits, quality and frequency of assignments and responsiveness to employee needs. The Company believes that many persons who seek temporary employment are also seeking regular employment and that the availability of assignments which may lead to regular employment is an important factor in its ability to attract qualified staffing employees.

         The principal competitive factors in obtaining customers are a strong sales and marketing program, having qualified staffing employees to assign in a timely manner, matching of customer requirements with available staffing employees, competitive pricing and satisfactory work production. The Company believes its strong emphasis on providing service and value to its customers and staffing employees are important competitive advantages.


Seasonality

         The Company's business follows the seasonal trends of its customers' businesses. Historically, the Company has experienced lower revenues in the first quarter due to the seasonal trends of its customers and lower overall economic activity.


Trade Names

         The Company uses a variety of trademarks and trade names which are generally descriptive of the temporary staffing services offered, including SOS Staffing Services, Century Personnel, Skill Staff, AccountStaff, TSI, Industrial Specialists, SOS Technical Services, ServCom, PAMS Employment Services, National Collex, CGS Personnel, Wolfe & Associates, Impact Staffing, The Performance Group, Computer Group, Inc., Telecom Project Assistance, Bedford Consultants, Execusoft, JesCo Technical Services, CenTech, and Prestige Consulting trade names. The Company has registered or reserved the majority of these names in the appropriate states. The Company anticipates that at some future date the trade names used in its IT staffing, consulting and outsourcing operations, including Wolfe & Associates, Impact Staffing, The Performance Group, Computer Group, Inc., Telecom Project Assistance, Bedford Consultants, Execusoft, JesCo Technical Services, CenTech and Prestige Consulting may be modified or changed to reflect their common business focus.


Staff Employees

         At December 28, 1997, the Company had approximately 776 staff employees consisting of 14 senior managers, 127 field managers, 119 consultants and 516 other staff employees. The Company's training department provides general and job specific training to all staff employees, including continuing training with experienced counterparts. None of the Company's staff employees is covered by collective bargaining agreements. The Company considers its relationship with its staff employees to be good.


Factors that May Affect Future Results

         The statements contained in this Annual Report on Form 10-K that are not purely historical are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding the Company's acquisition plans and opportunities, existing and proposed service offerings, market opportunities, expectations, goals, revenues, financial performance, strategies, intentions for the future and any other statements to the effect that the Company or its management "believes", "expects", "anticipates", "plans" or other similar expressions. Such forward-looking statements are included under Item 1. "Business", Item 2. "Properties", Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate, and that the Company's actual results and future events could differ materially from those anticipated in such statements. Many factors could cause actual results to differ materially from the Company's expectations, including, without limitation, the factors identified below.

         The Company's future results will be impacted by, among other factors, the Company's ability to implement its growth strategy, which, in turn, is dependent upon a number of factors, including the availability of working capital to support such growth, plans to expand the Company's offering of IT staffing services, competition for attractive acquisition opportunities, the Company's ability to integrate the operations of acquired businesses, management's ability and resources to implement the growth strategy and the successful hiring, training and retention of qualified field management. Future results will also be affected by other factors associated with the operation of the Company's business, including the Company's response to existing and emerging competition, demand for the Company's services, effects associated with the recent transition within the Company's senior management, the Company's ability to maintain profit margins in the face of pricing pressures, the Company's efforts to develop and maintain customer and employee relationships, economic fluctuations and employee-related risks and expenses.

         All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report. You also should consult other factors identified from time to time in the Company's periodic reports to the Securities and Exchange Commission.


ITEM 2.  PROPERTIES
         ----------

         As of December 28, 1997, the Company provided staffing services through 134 offices in 18 states. These offices typically consist of 1,200 to 5,000 square feet and are leased by the Company for terms of three to five years. Offices in larger or smaller markets may vary in size from the typical office. The Company does not expect that maintaining or finding suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion will be difficult.

         The Company's executive and administrative offices are located in Salt Lake City, Utah. The premises consist of approximately 15,600 square feet and are leased from a related party for a term ending on March 31, 2005, with an option to renew for 10 additional years (see "Certain Relationship and Related Parties"). The Company believes that the lease terms are at least as favorable as could be obtained from any unrelated third party.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

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

         In June 1997, a former customer of the Company commenced litigation against the Company in Second District Court, Davis County, State of Utah, alleging breach of contract, negligence, fraud and misrepresentation. The allegations are based upon the alleged theft of surplus military goods from the former customer's warehouse by a former temporary employee of the Company. The plaintiff is seeking special, general, consequential, punitive and other damages in an amount in excess of $7 million. In September 1997, the Company filed a motion to dismiss the negligence claim based on the pleadings and filed an answer to the complaints denying the material allegations and asserting several affirmative defenses. In December 1997, the judge denied the Company's motion to dismiss without prejudice. The Company believes the claim is without merit and that the Company has valid defenses to all of the allegations raised by the plaintiff.

         There is no other pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the 52 weeks ended December 28, 1997.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
         ---------------------------------------------------------------------

         The information required by this Item is incorporated by reference to page 33 of the Company's 1997 Annual Report to Shareholders.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The information required by this Item is incorporated by reference to page 1 of the Company's 1997 Annual Report to Shareholders.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------
         The information required by this item in incorporated by reference to pages 9 through 12 of the Company's 1997 Annual Report to Shareholders.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
         ------------------------------------------

         The information required by this item in incorporated by reference to pages 13 through 32 of the Company's 1997 Annual Report to Shareholders.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None

                                    PART III

         The information required by this Part III is omitted from this Report in that the Company will file with the Securities and Exchange Commission a definitive proxy statement for the Annual Meeting of Shareholders of the Company to be held on May 13, 1998 (the "Proxy Statement"), not later that 120 days after December 28, 1997, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement specifically identified below which address the items set forth herein are incorporated by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The information required by this Item is incorporated by reference to the sections entitled "Election of Directors", "Executive Officers" and "Key Employees" in the Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION
         --------------------

         The  information  required by this Item is incorporated by reference to
the  sections  entitled  "Election  of   Directors-Director   Compensation"  and
"Executive Officers-Executive Compensation" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The information required by this Item is incorporated by reference to the section entitled "Principal Holders of Voting Securities" in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSATIONS
         ---------------------------------------------

         The information required by this item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)      The following documents are filed as part of this Report:

1. Consolidated Financial Statements: The following Consolidated Financial Statements of the Company and Report of Independent Public Accountants, are incorporated by reference to pages 13 through 32 of the Company's 1997 Annual Report to Shareholders:

         Consolidated Balance Sheets--As of December 28, 1997, and December 29, 1996

         Consolidated Statements of Income--For the Fiscal Years Ended December 28, 1997, December 29, 1996, and December 31, 1995. Consolidated Statements of Shareholders' Equity--For the Fiscal Years Ended December 28, 1997, December 29, 1996 and December 31, 1995.

         Consolidated Statements of Cash Flows--For the Fiscal Years Ended December 28, 1997, December 29, 1996, and December 31, 1995.

         Notes to Consolidated Financial Statements

         Report of Independent Public Accountants

2.       Financial Statement Schedules

         No schedules submitted


(b)      Reports on Form 8-K:
         --------------------

         On October 14, 1997, the Company filed a Current Report on Form 8-K, dated October 2, 1997, which the Company subsequently amended by filing an Amendment to Current Report on Form 8-K/A on October 15, 1997. The Report, as amended, was filed for the purpose of reporting the Company's acquisition of certain assets and substantially all of the business operations of Century Personnel, Inc., and M.A. Jones
         Enterprises, Inc. (collectively, "Century"). No financial statements were filed with the Current Report or the subsequent amendment; however, on November 24, 1997, the Company filed an Amendment to Current Report on Form 8-K/A for the purpose of providing the financial statements and pro forma financial information required in connection with the Company's acquisition of Century's assets and business operations.

         On November 12, 1997, the Company filed an Amendment No. 1 to Current Report on Form 8-K/A for the purpose of amending a Current Report on Form 8-K, dated September 15, 1997, in order to provide financial statements and pro forma financial information required in connection with the Company's acquisition of certain assets and substantially all of the business operations of JesCo Technical Services, Inc.

(c)      Exhibits:
         ---------

   Exhibit                                                              Incorporated by     Filed Herewith
     No.                               Exhibit                             Reference
--------------- ------------------------------------------------------ ------------------- -----------------

     3.1        Amended and Restated Articles of Incorporation of             (1)
                the Company





   Exhibit                                                              Incorporated by     Filed Herewith
     No.                               Exhibit                             Reference
--------------- ------------------------------------------------------ ------------------- -----------------

     3.2        Amended and Restated Bylaws of the Company                    (1)


     4.2        Amended and Restated Articles of Incorporation of             (1)
                the Company

     4.3        Amended and Restated Bylaws of the Company                    (1)

     10.1       SOS Staffing Services, Inc. Stock Incentive Plan              (3)
                dated May 4, 1995, as amended

     10.2       Form of Employment Agreement entered into by the              (1)
                Company and each of Messrs. Richard D. Reinhold,
                Howard W. Scott, Jr. and Richard J. Tripp

     10.3       Form of Consulting Agreement  between the Company             (2)
                and Ms. JoAnn W. Wagner, effective as of July 1, 1995


     10.4       Lease Agreement between the Company and Reed F.               (1)
                Reinhold, Rand F. Reinhold, Rena R. Qualls and Robb
                F. Reinhold, dated April 1, 1995, covering the
                Company's Corporate office building

     10.5       Credit Agreement dated as of July 11, 1996 by and             (4)
                among the Company, First Security Bank, N.A. and NBD
                Bank, together with Security Agreement and Revolving
                Credit Notes

     10.6       Stock Purchase Agreement between the Company, Wolfe           (5)
                & Associates, Inc. and certain shareholders of Wolfe
                & Associates, Inc. dated November 5, 1996

     10.7       Asset Purchase Agreement between the Company,                 (6)
                Execusoft, Inc. and the principals of Execusoft,
                Inc., effective as of August 27, 1997

     10.8       Asset Purchase Agreement between Wolfe & Associates,          (7)
                Inc., the Company, JesCo Technical Services, Inc.,
                and John E. Shaffer, effective September 28, 1997

     10.9       Asset Purchase Agreement between the Company,                 (8)
                Century Personnel, Inc., M.A. Jones Enterprises,
                Inc. and Michael A. Jones, effective October 27, 1997

      13        Annual Report to Shareholders for the year ended                                 (9)
                December 28, 1997 by reference into Items 5 through
                8 of this Annual Report on Form 10-K and, except as
                so incorporated by reference, the Annual Report to
                Shareholders is not deemed to be filed as part of
                this Report.




   Exhibit                                                              Incorporated by     Filed Herewith
     No.                               Exhibit                             Reference
--------------- ------------------------------------------------------ ------------------- -----------------

      21        Subsidiaries of the Company                                                      (9)

     23.2       Consent of Independent Public Accountants                                        (9)

      27        Financial Data Schedule                                                          (9)

(1) Incorporated by reference to the exhibits to a Registration Statement on Form S-1 filed by the Company on May 17, 1995, Registration No. 33-92268.

(2) Incorporated by reference to the exhibits to Amendment No. 1 to a Registration Statement on Form S-1 filed on June 22, 1995, Registration No. 33-92268.

(3) Incorporated by reference to the exhibits to the Company's Annual Report of Form 10-K for the year ended December 31, 1995 filed by the Company on March 29, 1996.

(4) Incorporated by reference to the exhibits to a Quarterly Report on Form 10-Q for the quarter ended September 26, 1996 filed by the Company on November 14, 1996.

(5) Incorporated by reference to the exhibits to a Current Report on Form 8-K filed by the Company on November 14, 1996.

(6) Incorporated by reference to the exhibits to a Current Report on Form 8-K filed by the Company on September 3, 1997.

(7) Incorporated by reference to the exhibits to a Current Report on Form 8-K filed by the Company on September 18, 1997.

(8) Incorporated by reference to the exhibits to an Amendment to Current Report on Form 8-K/A filed by the Company on October 15, 1997.

(9)      Filed herewith and attached to this Report following page 13 hereof.


(d)      Financial Statement Schedules:
         ------------------------------

         No schedules submitted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                           SOS STAFFING SERVICES, INC.

Date:  March 23, 1998               By:      /s/ Gary B. Crook
                                             -----------------
                                             Gary B. Crook
                                             Executive Vice President, Treasurer
                                             and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                        Title                                 Date
----                        -----                                 ----

/s/ JoAnn W. Wagner         Chairman of the Board and             March 23, 1998
 ------------------         Executive Vice President
JoAnn W. Wagner

/s/ Howard W. Scott, Jr.    Director, Chief Executive            March 23, 1998
 -----------------------    Officer (Principal Executive
Howard W. Scott, Jr.        Officer)

/s/ Peter R. Sollenne       Director, President and Chief        March 23, 1998
---------------------       Operating Officer
Peter R. Sollenne

/s/ Gary B. Crook           Executive Vice President, Treasurer  March 23, 1998
-----------------           and Chief Financial Officer
Gary B. Crook               (Principal Financial and Accounting
                            Officer)

/s/ Richard J. Tripp        Director and                         March 23, 1998
--------------------
Richard J. Tripp            Senior Vice President

/s/ Stanley R. deWaal       Director                             March 23, 1998
---------------------
Stanley R. deWaal

/s/ Samuel C. Freitag       Director                             March 23, 1998
 --------------------
Samuel Freitag

/s/ R. Thayne Robson        Director                             March 23, 1998
--------------------
R. Thayne Robson

/s/ Randolph K. Rolf        Director                             March 23, 1998
--------------------
Randolph K. Rolf

/s/ Annette Strauss         Director                             March 23, 1998
-------------------
Annette Strauss