Form 10-Q
period 1998-03-29
SOS STAFFING SERVICES INC
filed 1998-05-12
CIK 945437

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1998

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

           Class of Common Stock             Outstanding at March 29, 1998
           ---------------------             -----------------------------
        Common Stock, $0.01 par value                   12,665,462

                        TABLE OF CONTENTS

                 Part I - Financial Information

 Item 1. Financial Statements                                            Page(s)
                                                                         -------
                   Condensed Consolidated Balance Sheets
                            As of March 29, 1998 and December 28, 1997       3-4

                   Condensed Consolidated Statements of Income
                            For the Thirteen Weeks Ended
                            March 29, 1998 and March 30, 1997                  5

                   Condensed Consolidated Statements of Cash Flows
                            For the Thirteen Weeks Ended
                            March 29, 1998 and March 30, 1997                6-7

                   Notes to Condensed Consolidated Financial Statements      8-9


 Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           10-11

 Item 3. Quantitative and Qualitative Discussion About Market Risk            11



                   Part II - Other Information

 Item 1. Legal Proceedings                                                 11-12

 Item 6. Exhibits and Reports on Form 8-K                                     12

 Signatures                                                                   13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                 March 29,             December 28,
                                                                   1998                    1997
                                                            --------------------    --------------------
CURRENT ASSETS:                                                  (Unaudited)
   Cash and cash equivalents                                 $       1,680,720       $      20,462,647
   Accounts receivable, net                                         35,279,857              32,982,075
   Current portion of workers' compensation deposit                    461,653                 475,549
   Prepaid expenses and other                                        1,017,826                 729,697
   Deferred tax asset                                                1,303,029               1,238,955
                                                            --------------------    --------------------
      Total current assets                                          39,743,085              55,888,923
                                                            --------------------    --------------------

PROPERTY AND EQUIPMENT, at cost:
   Computer equipment                                                3,032,850               2,852,320
   Office equipment                                                  3,397,372               2,241,392
   Leasehold improvements and other                                  1,303,749               1,286,134
                                                            --------------------    --------------------
                                                                     7,733,971               6,379,846
   Less accumulated depreciation and amortization                   (2,671,730)             (2,353,511)
                                                            --------------------    --------------------
      Total property and equipment, net                              5,062,241               4,026,335
                                                            --------------------    --------------------

OTHER ASSETS:
   Workers' compensation deposit, less current portion                 106,369                 106,369
   Intangible assets, net                                           72,584,595              57,456,417
   Deposits and other assets                                           707,869                 811,527
                                                            --------------------    --------------------
      Total other assets                                            73,398,833              58,374,313
                                                            --------------------    --------------------

      Total assets                                           $                       $
                                                                   118,204,159             118,289,571
                                                            ====================    ====================




      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                March 29,             December 28,
                                                                   1998                   1997
                                                           ---------------------   --------------------
CURRENT LIABILITIES:                                           (Unaudited)
   Accounts payable                                        $         1,305,047     $         971,775
   Accrued payroll costs                                             3,897,589             3,566,859
   Current portion of workers' compensation reserve                  2,625,533             2,537,995
   Accrued liabilities                                                 337,013               663,042
   Income taxes payable                                              1,487,309               946,611
   Accrued acquisition costs and earnouts                              557,556             4,412,658
                                                           ---------------------   --------------------
      Total current liabilities                                     10,210,047            13,098,940
                                                           ---------------------   --------------------

LONG-TERM LIABILITIES:
   Workers' compensation reserve, less current portion                 630,144               535,580
   Deferred income tax liability                                       282,367               193,762
   Deferred compensation liability                                     195,716               126,206
                                                           ---------------------   --------------------
      Total long-term liabilities                                    1,108,227               855,548
                                                           ---------------------   --------------------


SHAREHOLDERS' EQUITY:
   Common stock                                                        126,655               126,530
   Additional paid-in capital                                       91,306,050            91,152,122
   Retained earnings                                                15,453,180            13,056,431
                                                           ---------------------   --------------------
      Total shareholders' equity                                   106,885,885           104,335,083
                                                           ---------------------   --------------------

      Total liabilities and shareholders' equity            $       118,204,159    $     118,289,571
                                                           =====================   ====================



      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                   13 Weeks Ended
                                          ------------------------------------------------------------------
                                               March 29, 1998                         March 30, 1997
                                          --------------------------            ----------------------------
                                                 (Unaudited)                            (Unaudited)
SERVICE REVENUES                            $      70,158,302                     $      40,846,085
DIRECT COSTS OF SERVICES                           54,141,982                            32,139,009
                                          --------------------------            ----------------------------
   Gross profit                                    16,006,320                             8,707,076
                                          --------------------------            ----------------------------

OPERATING EXPENSES;
  Selling, general and administrative              11,353,712                             6,357,130
  Intangibles amortization                            760,087                               274,993
                                          --------------------------            ----------------------------
      Total operating expenses                     12,113,799                             6,632,123
                                          --------------------------            ----------------------------

INCOME FROM OPERATIONS                              3,892,521                             2,074,953
                                          --------------------------            ----------------------------

OTHER INCOME (EXPENSE):
   Interest expense                                   (32,959)                              (36,861)
   Interest income                                    109,802                                83,641
   Other, net                                          60,972                                61,739
                                          --------------------------            ----------------------------
      Total, net                                      137,815                               108,519
                                          --------------------------            ----------------------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                  4,030,336                             2,183,472
PROVISION FOR INCOME TAXES                         (1,633,587)                             (865,716)
                                          --------------------------            ----------------------------

NET INCOME                                $         2,396,749                   $         1,317,756
                                          ==========================            ============================

NET INCOME PER COMMON SHARE:
   Basic                                  $              0.19                   $              0.15
   Diluted                                $              0.19                   $              0.15

WEIGHTED AVERAGE COMMON SHARES:
   Basic                                           12,660,209                             8,986,774
   Diluted                                         12,848,894                             9,060,421





      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                    13 Weeks Ended
                                                      --------------------------------------------
                                                           March 29,               March 30,
                                                              1998                   1997
                                                      ---------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                        (Unaudited)      (Unaudited)
Net income                                             $         2,396,749     $       1,317,753
Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                                1,035,538                386,964
   Deferred income taxes                                           24,531               (211,179)
   Loss on disposition of assets                                  (39,345)                     -
   Changes in operating assets and liabilities:
      Accounts receivable, net                                 (1,740,025)               817,900
      Workers' compensation deposit                                13,896               (100,001)
      Prepaid expenses and other                                 (275,372)              (163,517)
      Amounts due from related parties                                  -                (93,400)
      Deposits and other assets                                   173,168                 (5,518)
      Accounts payable                                            333,272               (365,430)
      Accrued payroll costs                                       330,730               (354,121)
      Workers' compensation reserve                               182,102                305,350
      Accrued liabilities                                        (424,822)                26,791
      Income taxes payable                                        540,698                532,406
                                                      ---------------------   --------------------
         Net cash provided by operating activities              2,551,120              2,093,998
                                                      ---------------------   --------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                         (1,019,104)              (269,200)
   Cash paid in acquisitions and earnouts                     (20,527,996)            (3,731,502)
   Proceeds from sale of property and equipment                    60,000                      -
                                                      ---------------------   --------------------
      Net cash used in investing activities            $      (21,487,100)     $      (4,000,702)
                                                      ---------------------   --------------------



      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                      13 Weeks Ended
                                                                        --------------------------------------------
                                                                             March 29,               March 30,
                                                                                1998                   1997
                                                                        ---------------------   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                       (Unaudited)             (Unaudited)
   Proceeds from issuance of common stock, net                          $                -        $      3,004,300
   Proceeds from exercise of employee stock options                                154,053                  11,700
                                                                        ---------------------   --------------------
      Net cash  provided by  financing activities                                  154,053               3,016,000
                                                                        ---------------------   --------------------


NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                        (18,781,927)              1,109,296
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                            20,462,647               5,784,651
                                                                        ---------------------   --------------------


CASH AND CASH EQIVALENTS AT
   END OF PERIOD                                                         $       1,680,720        $      6,893,947
                                                                        =====================   ====================


SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for:
    Interest                                                             $         196,519       $          12,849
    Income taxes                                                         $       1,134,300       $         496,000






      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note 1.  Basis of Presentation
         The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders on Form 10-K.

         The results of operations for the thirteen week period ended March 29, 1998 are not necessarily indicative of the results to be expected for the full year.



Note 2.  Net Income Per Common Share

         Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.

         The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

                               Thirteen Weeks Ended March 29, 1998           Thirteen Weeks Ended March 30, 1997
                           --------------------------------------------    -----------------------------------------
                                                             Per-Share                                   Per-Share
                             Income           Shares          Amount         Income        Shares          Amount
                           ------------    -------------     ----------    -----------    ----------     -----------

Basic EPS                  $2,396,749       12,660,209            $0.19    $1,317,756     8,986,774          $0.15

Effect of stock options           --           188,685               --            --        73,647             --

                           ------------    -------------     ----------    -----------    ----------     -----------

Diluted EPS                $2,396,749       12,848,894            $0.19    $1,317,756     9,060,421          $0.15
                           ============    =============     ==========    ===========    ==========     ===========



Note 3.  Acquisitions
         All of the Company's acquisitions have been accounted for using the purchase method. Certain acquisitions have contingent earnout components of the purchase price. Earnout amounts are accrued when payment becomes probable and increase the amount of goodwill related to the acquisition.

         During the thirteen weeks ended March 29, 1998, the Company acquired certain assets or stock and substantially all of the operations of five businesses. The aggregate purchase price was approximately $15.0 million. Three of the acquisitions have contingent future earnouts up to a combined maximum of $6.8 million. The excess of the purchase price (excluding earnouts) over the estimated fair value of the acquired assets, less liabilities assumed, was approximately $14.2 million and has been allocated to goodwill and other intangible assets.

         Earnouts and Acquisition Costs - During the thirteen weeks ended March 29, 1998 the Company paid earnouts totaling $5.5 million. As of March 29, 1998 accrued acquisition costs and earnouts totaled $0.6 million.

         Pro Forma Acquisition Information--Unaudited
         The unaudited pro forma acquisition information for the thirteen weeks ended March 29, 1998 and March 30, 1997 presents the results of operations of material acquisitions which were completed during the thirteen weeks ended March 29, 1998 as if the acquisitions had occurred at the beginning of each thirteen week period. The results of operations give effect to certain adjustments, including amortization of intangible assets, interest expense on debt borrowings utilized to fund certain acquisitions, income taxes and shares outstanding. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the applicable period or of the results which may occur in the future.



                                                Unaudited pro forma results of operations
                                                -----------------------------------------
                                                  (In thousands, except per share data)
                                                             13 Weeks Ended
                                                             --------------
                                                   March 29, 1998        March 30, 1997
                                                   --------------        --------------

        Service revenues                          $      74,086           $      49,379
        Gross profit                                     16,738                  10,558
        Income from operations                            4,161                   2,761
        Net income                                $       2,514           $       1,645
                                                  =============           =============
        Net income per common share:
             Basic                                $        0.20           $        0.17
                                                  =============           =============
             Diluted                              $        0.20           $        0.17
                                                  =============           =============




Note 4.   Legal Matters
         In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes to be reasonable and prudent. The principal risks covered by insurance include worker's compensation, personal injury, bodily injury, property damage, errors and omissions, fidelity losses and general liability.

         In June 1997, a former customer of the Company commenced litigation against the Company in the Second District Court, Davis County, state of Utah, alleging breach of contract, negligence, fraud and misrepresentation. The allegations are based upon the alleged theft of surplus military goods from the former customer's warehouse by a former temporary employee of the Company. The plaintiff is seeking special, general, consequential, punitive and other damages in an amount in excess of $7.0 million. The Company believes the claim is without merit and that the Company has valid defenses to all of the allegation raised by the plaintiff.

         There is no other pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.


Note 5.  Equity Transactions
         During the thirteen weeks ended March 29, 1998, options to purchase 12,460 shares of common stock were exercised by employees and the Company received $154,053.

Note 6.  Subsequent Events
         Subsequent to March 29, 1998, the Company purchased certain assets and substantially all of the operations of one business for an aggregate purchase price of approximately $0.9 million.

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



                                                               13 Weeks Ended
                                                               --------------
                                                        March 29,           March 30,
                                                          1998                 1997
                                                       ----------           ---------
             Service revenues                              100.0%              100.0%
             Direct cost of services                        77.2%               78.7%
                                                       ----------           ---------
             Gross profit                                   22.8%               21.3%
                                                       ----------           ---------
             Operating expenses:
                 Selling, general and administrative        16.2%               15.5%
                 Intangibles amortization                    1.1%                0.7%
                                                       ----------           ---------
                     Total operating expenses               17.3%               16.2%
                                                       ----------           ---------
             Operating income                                5.5%                5.1%
                                                       ==========           =========


         Service Revenues. Service revenues increased by $29.3 million or 71.8% to $70.2 million for the thirteen weeks ended March 29, 1998 compared to $40.8 million for the thirteen weeks ended March 30, 1997. Of the $29.3 million increase, approximately $22.4 million was attributable to offices acquired during 1997 and 1998, $6.4 million was attributable to increased revenues from comparable offices and $0.5 million was attributable to opening offices in new markets. The increase in service revenues from comparable offices was also generally consistent with increases in hours billed, customers served and temporary staffing employees utilized.

         Gross Profit. Gross profit as a percentage of service revenues for the thirteen weeks ended March 29, 1998 and March 30, 1997 was 22.8% and 21.3% respectively. The increase in gross profit was primarily due to a shift in business mix towards the information technology business segment, which typically generates higher gross margins.

         Operating Expenses. Operating expenses as a percentage of service revenues for the thirteen weeks ended March 29, 1998 and March 30, 1997 were 17.3% and 16.2%, respectively. The increase in operating expenses as a percentage of service revenues was attributable to an increase in selling, general and administrative expenses and amortization of intangible assets. The increase in selling, general and administrative expenses as a percentage of service revenues was attributable to a shift towards the information technology business segment, where cost structures are higher. In addition, the Company made investments in training, marketing and divisional support, as well as the addition of a more competitive benefits package geared towards the information technology and specialty area.

         Income Taxes. The effective combined federal and state income tax rate for the thirteen weeks ended March 29, 1998 and March 30, 1997 was 40.5% and 39.6%, respectively. The increased combined tax rate was due to an increase in non-deductible amortization of intangible assets relating to certain acquisitions and increasing profits generated in states which assess higher state tax rates.

Liquidity and Capital Resources
         For the thirteen weeks ended March 29, 1998 net cash provided by operating activities was $2.5 million compared to $2.1 million for the thirteen weeks ended March 30, 1997. The increase in operating cash flow was a result of higher net income and increased depreciation and amortization.

         The Company's investing activities used $1.0 million to purchase property and equipment, and $20.5 million to acquire businesses and to pay acquisition earnouts. See Note 2 to the condensed consolidated financial statements of the Company for a description of certain terms of these acquisitions.

         In October 1997, the Company completed a secondary public offering of its common stock and issued 3,000,000 shares of common stock. In addition, at this same time, the underwriters exercised their overallotment option to purchase an additional 600,000 common shares. The proceeds received from the offering and the exercise of the overallotment option, net of underwriting commissions and offering costs, totaled approximately $56,832,000.

         The Company's primary sources of short-term and long-term liquidity and capital resources at March 29, 1998 were cash flows from operating activities. The Company's revolving credit facility increased from $20 million to $35 million effective September 17, 1997. As of March 29, 1998, the Company had no outstanding borrowings on the revolving credit facility. Short-term borrowings bear interest at the prime rate charged by the Company's lender which is periodically adjusted (at March 29, 1998, 8.50%), and long-term borrowings which bear interest at LIBOR plus 1.75% (currently at approximately 7.53 %). The Company also had letters of credit of $3.1 million outstanding at March 29, 1998, for purposes of securing its workers' compensation premium obligation. The aggregate amount of such letters of credit reduces the borrowing availability on the line of credit. At March 29, 1998, $31.9 million was available for borrowings or additional letters of credit under the line of credit. Management believes that the present credit facility, together with cash reserves, cash flow from operations and completed financing activities, will be sufficient to fund the Company's operations, capital expenditure requirements and acquisitions presently anticipated for at least the next 12 months. However, if the Company were to expand its operations significantly, especially through unanticipated acquisitions, additional capital may be required. There can be no assurance that the Company will be able to obtain additional capital at acceptable rates.




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

         In June 1997, a former customer of the Company commenced litigation against the Company in the Second District Court, Davis County, state of Utah, alleging breach of contract, negligence, fraud and misrepresentation. The allegations are based upon the alleged theft of surplus military goods from the former customer's warehouse by a former temporary employee of the Company. The plaintiff is seeking special, general, consequential, punitive and other damages in an amount in excess of $7.0 million. The Company believes the claim is without merit and that the Company has valid defenses to all of the allegation raised by the plaintiff.

         There is no other pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.


Item 6. Exhibits and Reports on Form 8-K.

         a) Exhibit 27 - Financial Data Schedule, filed herewith.

         b) Reports on Form 8-K during the quarter for which this report is filed.

                  None filed.

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     SOS STAFFING SERVICES, INC.
                                                                      Registrant



         Dated: May 12, 1998                /s/ Howard W. Scott
                                            -------------------
                                                     Howard W. Scott
                                                     Chief Executive Officer



         Dated: May 12, 1998                /s/ Gary B. Crook
                                            -----------------
                                                     Gary B. Crook
                                                     Vice President,
                                                     Chief Financial Officer