Form 10-Q/A
period 1998-03-31
SOS STAFFING SERVICES INC
filed 1998-05-18
CIK 945437

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

         [x] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes    X                       No
   ---------                      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class of Common Stock                       Outstanding at March 29, 1998
       ---------------------                       -----------------------------
    Common Stock, $0.01 par value                         12,665,462

SOS Staffing Services, Inc. (the "Company") is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the purpose of replacing the Condensed Consolidated Statements of Income and Note 2. "Net Income Per Common Share" set forth in the Notes to Condensed Consolidated Financial Statements filed previously by the Company under "Part I - Financial Information, Item 1. Financial Statements" of the Company's Quarterly Report on Form 10-Q filed May 12, 1998.

                           SOS STAFFING SERVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                                 13 Weeks Ended
                                                        ------------------------------------------------------------------
                                                             March 29, 1998                         March 30, 1997
                                                        --------------------------            ----------------------------
                                                               (Unaudited)                            (Unaudited)
SERVICE REVENUES                                          $      70,158,302                     $      40,846,085
DIRECT COSTS OF SERVICES                                         54,151,982                            32,139,009
                                                        --------------------------            ----------------------------
   Gross profit                                                  16,006,320                             8,707,076
                                                        --------------------------            ----------------------------

OPERATING EXPENSES;
  Selling, general and administrative                            11,353,712                             6,357,130
  Intangibles amortization                                          760,087                               274,993
                                                        --------------------------            ----------------------------
      Total operating expenses                                   12,113,799                             6,632,123
                                                        --------------------------            ----------------------------

INCOME FROM OPERATIONS                                            3,892,521                             2,074,953
                                                        --------------------------            ----------------------------

OTHER INCOME (EXPENSE):
   Interest expense                                                 (32,959)                              (36,861)
   Interest income                                                  109,802                                83,641
   Other, net                                                        60,972                                61,739
                                                        --------------------------            ----------------------------
      Total, net                                                    137,815                               108,519
                                                        --------------------------            ----------------------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                                4,030,336                             2,183,472
PROVISION FOR INCOME TAXES                                       (1,633,587)                             (865,719)
                                                        --------------------------            ----------------------------

NET INCOME                                              $         2,396,749                   $         1,317,753
                                                        ==========================            ============================

NET INCOME PER COMMON SHARE:
   Basic                                                $              0.19                   $              0.15
   Diluted                                              $              0.19                   $              0.15

WEIGHTED AVERAGE COMMON SHARES:
   Basic                                                         12,660,209                             8,986,774
   Diluted                                                       12,848,894                             9,060,421





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

         The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

                               Thirteen Weeks Ended March 29, 1998           Thirteen Weeks Ended March 30, 1997
                           --------------------------------------------    -----------------------------------------
                                                             Per-Share                                   Per-Share
                             Income           Shares          Amount         Income        Shares          Amount
                           ------------    -------------     ----------    -----------    ----------     -----------


Basic EPS                  $2,396,749       12,660,209            $0.19    $1,317,753     8,986,774          $0.15

Effect of stock options           --           188,685              --            --         73,647            --
                           ------------    -------------     ----------    -----------    ----------     -----------

Diluted EPS                $2,396,749       12,848,894            $0.19    $1,317,753     9,060,421          $0.15
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

                                   SIGNATURES



                  In accordance to the requirements of Exchange Act, the Registrant has caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  SOS STAFFING SERVICES, INC.
                                                                  Registrant



Dated: May 18, 1998                               /s/ Howard W. Scott
                                                  -------------------
                                                  Howard W. Scott
                                                  Chief Executive Officer



Dated: May 18, 1998                               /s/ Gary B. Crook
                                                  -----------------
                                                  Gary B. Crook
                                                  Vice President,
                                                  Chief Financial Officer