Form 10-Q
period 1998-06-28
SOS STAFFING SERVICES INC
filed 1998-08-12
CIK 945437

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to__________

                         Commission File Number 0-26094


                           SOS STAFFING SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                 Utah                                      87-0295503
      (State or other jurisdiction                   (I.R.S. Employer ID No.)
           of incorporation)

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

   Class of Common Stock                     Outstanding at August 5, 1998
   ---------------------                     -----------------------------
   Common Stock, $0.01 par value                       12,680,998

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1. Financial Statements                                             Page(s)
                                                                         -------

        Condensed Consolidated Balance Sheets
                 As of June 28, 1998 and December 28, 1997                 3-4

        Condensed Consolidated Statements of Income
                 For the Thirteen and Twenty-six Weeks Ended
                 June 28, 1998 and June 29,1997                            5

        Condensed Consolidated Statements of Cash Flows
                 For the Twenty-six Weeks Ended
                 June 28, 1998 and June 29, 1997                           6-7

        Notes to Condensed Consolidated Financial Statements               8-10


Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           11-12

Item 3. Quantitative and Qualitative Discussion About Market Risk         12



                           Part II - Other Information

Item 1. Legal Proceedings                                                 13

Item 4. Submission of Matters to a Vote of Security Holders               13

Item 5. Other Information                                                 13-14

Item 6. Exhibits and Reports on Form 8-K                                  14

Signatures                                                                15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                       June 28,              December 28,
                                                                         1998                    1997
                                                                  --------------------    --------------------
CURRENT ASSETS:                                                        (Unaudited)
   Cash and cash equivalents                                       $       5,620,072       $      20,462,647
   Accounts receivable, net                                               41,528,721              32,982,075
   Current portion of workers' compensation deposit                          461,653                 475,549
   Prepaid expenses and other                                              1,088,146                 729,697
   Deferred tax asset                                                      1,698,249               1,238,955
                                                                  --------------------    --------------------
      Total current assets                                                50,396,841              55,888,923
                                                                  --------------------    --------------------

PROPERTY AND EQUIPMENT, at cost:
   Computer equipment                                                      3,603,822               2,852,320
   Office equipment                                                        3,761,314               2,241,392
   Leasehold improvements and other                                        1,409,412               1,286,134
                                                                  --------------------    --------------------
                                                                           8,774,548               6,379,846
   Less accumulated depreciation and amortization                         (3,023,386)             (2,353,511)
                                                                  --------------------    --------------------
      Total property and equipment, net                                    5,751,162               4,026,335
                                                                  --------------------    --------------------

OTHER ASSETS:
   Workers' compensation deposit, less current portion                       106,369                 106,369
   Intangible assets, net                                                 90,053,726              57,456,417
   Deposits and other assets                                                 806,194                 811,527
                                                                  --------------------    --------------------
      Total other assets                                                  90,966,289              58,374,313
                                                                  --------------------    --------------------

      Total assets                                                 $     147,114,292       $     118,289,571
                                                                  ====================    ====================




                The accompanying notes to condensed consolidated
               financial statements are an integral part of these
                     condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                              June 28,             December 28,
                                                                                1998                   1997
                                                                        ---------------------   --------------------
CURRENT LIABILITIES:                                                        (Unaudited)
   Accounts payable                                                     $         2,459,530     $          971,775
   Accrued payroll costs                                                          4,077,359              3,566,859
   Current portion of workers' compensation reserve                               2,066,990              2,537,995
   Accrued liabilities                                                            1,084,550                663,042
   Income taxes payable                                                              93,074                946,611
   Accrued acquisition costs and earnouts                                         2,730,042              4,412,658
                                                                        ---------------------   --------------------
        Total current liabilities                                                12,511,545             13,098,940
                                                                        ---------------------   --------------------

LONG -TERM LIABILITIES:
   Workers' compensation reserve, less current portion                              477,982                535,580
   Notes payable                                                                 23,000,000                      -
   Deferred income tax liability                                                    748,012                193,762
   Deferred compensation liability                                                  298,285                126,206
                                                                        ---------------------   --------------------
      Total long-term liabilities                                                24,524,279                855,548
                                                                        ---------------------   --------------------

SHAREHOLDERS' EQUITY:
   Common stock                                                                     126,749                126,530
   Additional paid-in capital                                                    91,463,671             91,152,122
   Retained earnings                                                             18,488,048             13,056,431
                                                                                                --------------------
                                                                        ---------------------
      Total shareholders' equity                                                110,078,468            104,335,083
                                                                        ---------------------   --------------------

      Total liabilities and shareholders' equity                         $      147,114,292      $     118,289,571
                                                                        =====================   ====================



                The accompanying notes to condensed consolidated
               financial statements are an integral part of these
                     condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                   13 Weeks Ended                                26 Weeks Ended
                                     --------------------------------------------  --------------------------------------------
                                        June 28, 1998          June 29, 1997          June 28, 1998          June 29, 1997
                                     --------------------   ---------------------  ---------------------  ---------------------
                                         (Unaudited)            (Unaudited)            (Unaudited)            (Unaudited)
SERVICE REVENUES                       $      82,413,997      $      46,518,025       $    152,572,299      $      87,364,110
DIRECT COSTS OF SERVICES                      63,157,616             36,308,265            117,309,598             68,447,274
                                     --------------------   ---------------------  ---------------------  ---------------------
   Gross profit                               19,256,381             10,209,760             35,262,701             18,916,836
                                     --------------------   ---------------------  ---------------------  ---------------------

OPERATING EXPENSES:
  Selling, general and
administrative                                13,089,650              7,227,173             24,443,362             13,584,303
  Intangibles amortization                       891,586                292,669              1,651,673                567,662
                                     --------------------   ---------------------  ---------------------  ---------------------
      Total operating expenses                13,981,236              7,519,842             26,095,035             14,151,965
                                     --------------------   ---------------------  ---------------------  ---------------------

INCOME FROM OPERATIONS                         5,275,145              2,689,918              9,167,666              4,764,871
                                     --------------------   ---------------------  ---------------------  ---------------------

OTHER INCOME (EXPENSE):
   Interest expense                             (240,155)               (37,209)              (273,114)               (74,070)
   Interest income                               108,222                154,482                218,024                238,123
   Other, net                                    (29,412)               (28,670)                31,560                 33,069
                                     --------------------   ---------------------  ---------------------  ---------------------
    Total other income (expense),net            (161,345)                88,603                (23,530)               197,122
                                     --------------------   ---------------------  ---------------------  ---------------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                             5,113,800              2,778,521              9,144,136              4,961,993
PROVISION FOR INCOME TAXES                    (2,078,932)            (1,139,392)            (3,712,519)            (2,005,111)
                                     --------------------   ---------------------  ---------------------  ---------------------
NET INCOME                           $         3,034,868    $         1,639,129     $        5,431,617     $        2,956,882
                                     ====================   =====================  =====================  =====================

NET INCOME  PER COMMON SHARE:
     Basic                           $              0.24    $              0.18     $             0.43     $             0.33
     Diluted                         $              0.24    $              0.18     $             0.42     $             0.33

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING:
     Basic                                    12,670,797              9,038,225             12,665,505              9,012,500
     Diluted                                  12,871,709              9,132,474             12,859,304              9,096,448


                 The accompanying notes to condensed consolidated
                  financial statements are an integral part of
                    these condensed consolidated statements.

                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                      26 Weeks Ended
                                                                        --------------------------------------------
                                                                              June 28,               June 29,
                                                                                1998                   1997
                                                                        ---------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                          (Unaudited)            (Unaudited)
Net income                                                               $        5,431,617     $        2,956,882
Adjustments to reconcile net income
    to net cash provided by operating activities:
   Depreciation and amortization                                                  2,274,048                836,930
   Deferred income taxes                                                             94,956               (300,635)
   Loss on disposition of assets                                                     11,611                  4,336
   Changes in operating assets and liabilities:
      Accounts receivable, net                                                   (7,388,803)            (2,713,032)
      Workers' compensation deposit                                                  13,896               (100,001)
      Prepaid expenses and other                                                   (312,424)                11,051
      Amounts due from related parties                                                    -                 14,246
      Deposits and other assets                                                     177,412               (340,874)
      Accounts payable                                                            1,487,755               (199,623)
      Accrued payroll costs                                                         510,500                256,429
      Workers' compensation reserve                                                (528,603)               377,774
      Accrued liabilities                                                           145,485                 75,997
      Income taxes payable                                                         (853,537)              (269,226)
                                                                        ---------------------   --------------------
         Net cash provided by operating activities                                1,063,913                610,254
                                                                        ---------------------   --------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                           (2,033,228)              (674,415)
   Cash paid for acquisitions and earnouts                                      (37,245,028)            (4,220,023)
   Proceeds from sale of property and equipment                                      60,000                      -
                                                                        ---------------------   --------------------
      Net cash used in investing activities                              $      (39,218,256)     $      (4,894,438)
                                                                        ---------------------   --------------------



                The accompanying notes to condensed consolidated
               financial statements are an integral part of these
                       condensed consolidated statements.

                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                      26 Weeks Ended
                                                                        --------------------------------------------
                                                                              June 28,               June 29,
                                                                                1998                   1997
                                                                        ---------------------   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                       (Unaudited)             (Unaudited)
   Proceeds from issuance of common stock, net                          $                -      $        3,004,300
   Proceeds from exercise of employee stock options                                311,768                  29,788
   Net borrowings on line of credit                                                      -                 507,668
   Proceeds from long-term borrowings                                           23,000,000                       -
                                                                        ---------------------   --------------------
       Net cash  provided by financing activities                               23,311,768               3,541,756
                                                                        ---------------------   --------------------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                                        (14,842,575)               (742,428)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                          20,462,647               5,784,651
                                                                        ---------------------   --------------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                         $       5,620,072      $        5,042,223
                                                                        =====================   ====================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                             $         259,060       $          62,819
    Income taxes                                                         $       4,471,100       $       2,510,376




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

         The results of operations for the thirteen and twenty-six week periods ended June 28, 1998 are not necessarily indicative of the results to be expected for the full year.



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

         The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

                               Thirteen Weeks Ended June 28, 1998             Thirteen Weeks Ended June 29, 1997
                           --------------------------------------------    -----------------------------------------
                                                              Per-Share                                   Per-Share
                              Income          Shares           Amount        Income         Shares          Amount
                           ------------    -------------     ----------    -----------    ----------     -----------


Basic EPS                  $3,034,868       12,670,797            $0.24    $1,639,129     9,038,225          $0.18

Effect of stock options            --          200,912               --            --        94,249             --
                           ============    =============     ==========    ===========    ==========     ===========
Diluted EPS                $3,034,868       12,871,709            $0.24    $1,639,129     9,132,474          $0.18
                           ============    =============     ==========    ===========    ==========     ===========


                              Twenty-six Weeks Ended June 28, 1998           Twenty-six Weeks Ended June 29, 1997
                           --------------------------------------------    -----------------------------------------
                                                              Per-Share                                   Per-Share
                              Income          Shares          Amount         Income         Shares          Amount
                           ------------    -------------     ----------    -----------    ----------     -----------


Basic EPS                  $5,431,617       12,665,505            $0.43    $2,956,882     9,012,500          $0.33

Effect of stock options            --          193,799               --            --        83.948             --
                           ============    =============     ==========    ===========    ==========     ===========
Diluted EPS                $5,431,617       12,859,304            $0.42    $2,956,882     9,096,448          $0.33
                           ============    =============     ==========    ===========    ==========     ===========



Note 3.  Acquisitions
         All of the Company's acquisitions have been accounted for using the purchase method. Certain acquisitions have contingent earnout components of the purchase price. Earnout amounts are accrued when payments become probable which also increase the amount of goodwill related to the acquisition.

         During the twenty-six weeks ended June 28, 1998, the Company acquired certain assets or stock and substantially all of the operations of eight businesses. The aggregate purchase price was approximately $27.0 million. Six of the acquisitions have contingent future earnouts up to a combined maximum of $26.6 million. The excess of the initial purchase price (excluding earnouts) over the estimated fair market value of the acquired assets, less liabilities assumed, was approximately $25.5 million which has been allocated to goodwill and other intangibles assets.


         Earnouts and Acquisition Costs - During the twenty-six weeks ended June 28, 1998 the Company paid earnouts totaling $10.2 million. As of June 28, 1998 accrued acquisition costs and earnouts totaled $2.7 million.

         Pro Forma Acquisition Information--Unaudited
         The unaudited pro forma acquisition information for the twenty-six weeks ended June 28, 1998 and June 29, 1997 presents the results of operations of material acquisitions which were completed during the twenty-six weeks ended June 28, 1998 as if the acquisitions had occurred at the beginning of each twenty-six week period. The results of operations give effect to certain adjustments, including amortization of intangible assets, interest expense on debt borrowings utilized to fund certain acquisitions, income taxes and shares outstanding. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the applicable period or of the results which may occur in the future.

                                       Unaudited pro forma results of operations
                                         (In thousands, except per share data)
                                                    26 Weeks Ended
                                                    --------------
                                          June 28, 1998           June 29, 1997
                                          -------------           -------------

        Service revenues                     $ 160,288               $ 110,614
        Gross profit                            37,142                  24,425
        Income from operations                   9,939                   6,869
        Net income                         $     5,724             $     3,929
                                           ===========             ===========
        Net income per common share:
             Basic                        $       0.45            $       0.39
                                          ============            ============
             Diluted                      $       0.45            $       0.39
                                          ============            ============

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

         In June 1997, a former customer of the Company commenced litigation against the Company alleging breach of contract, negligence, fraud and misrepresentation. The allegations are based upon the alleged theft of surplus military goods from the former customer's warehouse by a former temporary employee of the Company. The plaintiff is seeking damages in excess of $7 million. In September 1997, the Company filed a motion to dismiss the negligence claim and filed an answer to the complaints denying the material allegations and asserting several affirmative defenses. In December 1997, the judge denied the Company's motion to dismiss without prejudice. The Company believes the claim is without merit and has not recorded any amounts in the accompanying financial statements related to this claim.

         There is no other pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.

Note 5.  Equity Transactions
         During the twenty-six weeks ended June 28, 1998, pursuant to the terms of the Company's incentive stock option plan, options to purchase 23,046 shares of common stock were exercised by employees and the Company received $311,768.

Note 6.  Subsequent Events
         Subsequent  to  June  28,  1998,  the  Company   purchased  assets  and
substantially all of the operations of one business for an aggregate purchase price of approximately $5.5 million.

         Effective July 27, 1998, the Company renegotiated its secured revolving credit facility of $35 million to a $40 million unsecured facility which will expire in July 2001.

         The Company is presently engaged in negotiating the terms of a private placement of $35 million of senior unsecured debt, consisting of two pieces. The first piece is a $30 million senior unsecured note with a final ten year maturity and an average maturity of seven years at a 6.95% coupon rate. The second piece is a $5 million senior unsecured note with a coupon rate of 6.72% due in single payment in 2003. Funding of the debt is contingent upon the execution of final note agreements and other conditions. If closed, the Company presently intends to use the proceeds from the debt placement to pay off the current long-term borrowings under the Company's revolving credit facility. There can be no assurance that this transaction will be completed, or that if the transaction is completed, the final terms of the transaction will be consistent with those described above.

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



                                                   13 Weeks Ended                             26 Weeks Ended
                                                   --------------                             --------------
                                            June 28,             June 29,             June 28,             June 29,
                                              1998                 1997                 1998                 1997
                                           ----------           ----------           ----------           ---------
Service revenues                               100.0%              100.0%                100.0%             100.0%
Direct cost of services                         76.6                78.1                  76.9               78.3
                                              ------              ------                ------             ------
Gross profit                                    23.4                21.9                  23.1               21.7
                                              ------              ------                ------             ------
Operating expenses:
    Selling, general and administrative         15.9                15.5                  16.0               15.6
    Intangibles amortization                     1.1                 0.6                   1.1                0.6
                                              ------              ------                ------             ------
        Total operating expenses                17.0                16.1                  17.1               16.2
                                              ------              ------                ------             ------
Operating income                                 6.4%                5.8%                  6.0%               5.5%
                                             ========            ========              ========           ========


         Service Revenues. Service revenues increased by $35.9 million, or 77.2%, to $82.4 million for the thirteen weeks ended June 28, 1998, compared to $46.5 million for the thirteen weeks ended June 29, 1997. Of the $35.9 million increase, approximately $29.9 million was attributable to offices acquired during 1997 and 1998, $5.8 million was attributable to increased revenues from comparable offices and $0.2 million was attributable to opening new offices. For the twenty-six weeks ended June 28, 1998 service revenues increased by $65.2 million, or 74.6%, to $152.6 million, compared to $87.4 million for the twenty-six weeks ended June 29, 1997. Of the $65.2 million increase, approximately $52.1 million was attributable to offices acquired during 1997 and 1998, $12.4 million was attributable to increased revenues from comparable offices and $0.7 million was attributable to opening new offices. The increase in service revenues from comparable offices was also generally consistent with increases in hours billed, customers served and temporary staffing employees utilized.

         Gross Profit. Gross profit as a percentage of service revenues for the thirteen weeks ended June 28, 1998 and June 29, 1997 was 23.4% and 21.9%
respectively. Gross profit as a percentage of service revenues for the twenty-six weeks ended June 28, 1998 and June 29, 1997 was 23.1% and 21.7%, respectively. The increase in gross profit was primarily due to a shift in business mix towards the information technology business segment, which typically generates higher gross margins.

         Operating Expenses. Operating expenses as a percentage of service revenues for the thirteen weeks ended June 28, 1998 and June 29, 1997 were 17.0% and 16.1%, respectively. The increase for the thirteen weeks was largely attributable to an increase in selling, general and administrative expenses and amortization of intangible assets. The increase in selling, general and administrative expenses as a percentage of service revenues was attributable to a shift towards the information technology segment, where cost structures are higher. Operating expenses as a percentage of service revenues for the twenty-six weeks ended June 28, 1998 and June 29, 1997 were 17.1% and 16.2%, respectively. The increase for the twenty-six weeks was largely attributable to an increase in selling, general and administrative expenses and amortization of intangible assets. The increase in selling, general and administrative expenses as a percentage of service revenues was attributable to a shift towards the information technology segment, where cost structures are higher. In addition, during the first quarter of 1998, the Company made investments in training, marketing and divisional support, as well as the addition of a more competitive benefit package geared towards the information technology and specialty area.

         Income Taxes. The effective combined Federal and state income tax rate for the thirteen weeks ended June 28, 1998 and June 29, 1997 was 40.7% and 41.0%, respectively. The effective combined federal and state income tax rate for the twenty-six weeks ended June 28, 1998 and June 29, 1997 was 40.6% and 40.4%, respectively.



Liquidity and Capital Resources
         For the twenty-six weeks ended June 28, 1998 net cash provided by operating activities was $1.1 million compared to net cash provided by operating activities of $0.6 million for the twenty-six weeks ended June 29, 1997. The increase in operating cash flow was primarily a result of higher net income and increased depreciation and amortization.



         The Company's investing activities used $2.0 million to purchase property and equipment, and $37.2 million to acquire businesses and to pay acquisition earnouts. See Note 3 to the condensed consolidated financial statements of the Company for a description of certain terms of these acquisitions.


         In October 1997, the Company completed a secondary public offering of its common stock and issued 3,000,000 shares of common stock. In addition the underwriters of this offering exercised their overallotment option to purchase an additional 600,000 common shares. The proceeds received from the offering and the exercise of the overallotment option, net of underwriting commissions and offering costs, totaled approximately $56.8 million.

         The Company's primary sources of short-term and long-term liquidity and capital resources at June 28, 1998 were cash flows from operating activities and borrowings from the revolving credit facility. The Company's revolving credit facility increased from $35 million to $40 million effective July 27, 1998. As of June 28, 1998 the Company had outstanding borrowings of $23 million on the long-term portion of the revolving credit facility. Short-term borrowings bear interest at the prime rate charged by the Company's lender which is periodically adjusted (at June 28, 1998, 8.50%), and long-term borrowings which bear interest at LIBOR plus 1.75% (currently at approximately 7.44%). The Company also had letters of credit of $4.0 million outstanding at June 28, 1998, for purposes of securing its workers' compensation premium obligation. The aggregate amount of such letters of credit reduces the borrowing availability on the line of credit. At June 28, 1998, $8.0 million was available for borrowings or additional letters of credit under the line of credit. Management believes that the present credit facility, together with cash reserves and cash flow from operations will be sufficient to fund the Company's operations and capital expenditure requirements. Funds for future acquisitions, if undertaken, would only be available in the near term if the Company completes its pending $35 million private placement of senior unsecured debt which is contingent upon the conditions described in Note 6 to the condensed consolidated financial statements. However, if the Company were to expand its operations significantly, especially through unanticipated acquisitions, additional capital may be required. There can be no assurance that the Company will be able to obtain additional capital at acceptable rates.




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

         In June 1997, a former customer of the Company commenced litigation against the Company alleging breach of contract, negligence, fraud and misrepresentation. The allegations are based upon the alleged theft of surplus military goods from the former customer's warehouse by a former temporary employee of the Company. The plaintiff is seeking damages in excess of $7 million. In September 1997, the Company filed a motion to dismiss the negligence claim and filed an answer to the complaints denying the material allegations and asserting several affirmative defenses. In December 1997, the judge denied the Company's motion to dismiss without prejudice. The Company believes the claim is without merit and has not recorded any amounts in the accompanying financial statements related to this claim.

         There is no other pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         On May 13, 1998, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). 10,764,110 shareholders were present in person or by proxy at the Annual Meeting. As of the record date for the Annual Meeting, March 23, 1998, there were 12,665,462 shares issued, outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, the shareholders of the Company elected three directors of the Company, JoAnn W. Wagner, Peter R. Sollenne and Samuel C. Freitag, to serve three-year terms expiring at the annual meeting of shareholders of the Company to be held in 2001.

         The election results were as follows: JoAnn W. Wagner, 10,564,995 votes cast in favor, Peter R. Sollenne, 10,563,990 votes cast in favor and Samuel C. Freitag, 10,558,745 votes cast in favor. In addition to the election of the foregoing directors, Randolph K. Rolf, Stanley R. deWaal and Annette Strauss continue to serve as directors of the Company with terms expiring at the Company's 1999 annual meeting of shareholders and R. Thayne Robson, Howard W. Scott, and Richard J. Tripp continue to serve as directors of the Company with terms expiring at the Company's 2000 annual meeting of shareholders.

         At the Annual Meeting, the shareholders of the Company also approved an amendment to the Company's 1995 Stock Incentive Plan (the "Plan") to increase the aggregate number of shares available for issuance upon the exercise of options granted under the Plan to 1,800,000. The number of votes cast in favor of the proposal was 8,652,943, the number of votes opposed was 644,889, the number of abstentions was 71,709 and the number of broker nonvotes was 1,394,569.

         Additionally, the shareholders of the Company approved a proposal to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending January 3, 1999. The number of votes cast in favor of the proposal was 10,215,631, the number of votes opposed was 48,615, the number of abstentions was 499,864 and the number of broker nonvotes was 0.

Item 5.  Other Information

         In connection with recent revisions to Rule 14a-8 and related rules promulgated under the Securities Exchange Act of 1934, as amended, the Company has elected to provide the following information regarding discretionary proxy voting at the Company's 1999 annual meeting of shareholders (the "1999 Meeting"). If a shareholder desiring to advance a proposal for consideration at the Company's 1999 Meeting fails to notify the Company of the proposal at least 45 days prior to the month and day of mailing the Company's proxy statement relating to the 1998 annual meeting of shareholders (March 30), then management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the 1999 Meeting, without any discussion of the matter in the Company's proxy statement.


Item 6. Exhibits and Reports on Form 8-K.

         a) Exhibit 27 - Financial Data Schedule, filed herewith.

         b) Reports on Form 8-K during the quarter for which this report is filed.

                  On May 29, 1998, the Company filed a report on Form 8-K, with a report date of May 14, 1998, to report the acquisition of substantially all the assets of Aquas, Inc. and Abacab Software, Inc. No financial statements were filed with this Form 8-K.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    SOS STAFFING SERVICES, INC.
                                                                    Registrant


   Dated: August 12, 1998                           /s/ Howard W. Scott
                                                    -------------------
                                                    Howard W. Scott
                                                    Chief Executive Officer



   Dated: August 12, 1998                           /s/ Gary B. Crook
                                                    -----------------
                                                    Gary B. Crook
                                                    Executive Vice President and
                                                    Chief Financial Officer