Form 10-Q
period 1998-09-27
SOS STAFFING SERVICES INC
filed 1998-11-12
CIK 945437

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998

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

     Yes     X        No
        -----------     -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock                         Outstanding at November 9, 1998
   ---------------------                         -------------------------------
Common Stock, $0.01 par value                              12,686,718

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1. Financial Statements                                            Page(s)
                                                                        -------
        Condensed Consolidated Balance Sheets
                 as of  September 27, 1998 and December 28, 1997          3-4

        Condensed Consolidated Statements of Income
                 For the Thirteen and Thirty-nine Weeks Ended
                 September 27, 1998 and September 28,1997                 5

        Condensed Consolidated Statements of Cash Flows
                 For the Thirty-nine Weeks Ended
                 September 27, 1998 and September 28, 1997                6-7

        Notes to Condensed Consolidated Financial Statements              8-10


Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          11-13

Item 3. Quantitative and Qualitative Discussion About Market Risk        13



                           Part II - Other Information

Item 1. Legal Proceedings                                                14

Item 6. Exhibits and Reports on Form 8-K                                 14

Signatures                                                               15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                   September 27,           December 28,
                                                                       1998                    1997
                                                               --------------------    --------------------
CURRENT ASSETS:                                                     (Unaudited)
   Cash and cash equivalents                                    $       3,582,973       $      20,462,647
   Accounts receivable, net                                            45,658,228              32,982,075
   Current portion of workers' compensation deposit                       461,654                 475,549
   Prepaid expenses and other                                           1,724,529                 729,697
   Deferred tax asset                                                   1,475,317               1,238,955
                                                               --------------------    --------------------
      Total current assets                                             52,902,701              55,888,923
                                                               --------------------    --------------------

PROPERTY AND EQUIPMENT, at cost:
   Computer equipment                                                   3,865,622               2,852,320
   Office equipment                                                     3,780,259               2,241,392
   Leasehold improvements and other                                     1,445,688               1,286,134
                                                               --------------------    --------------------
                                                                        9,091,569               6,379,846
   Less accumulated depreciation and amortization                      (3,115,688)             (2,353,511)
                                                               --------------------    --------------------
      Total property and equipment, net                                 5,975,881               4,026,335
                                                               --------------------    --------------------

OTHER ASSETS:
   Workers' compensation deposit, less current portion                    106,369                 106,369
   Intangible assets, net                                             110,871,977              57,456,417
   Deposits and other assets                                            1,424,745                 811,527
                                                               --------------------    --------------------
      Total other assets                                              112,403,091              58,374,313
                                                               --------------------    --------------------

      Total assets                                              $     171,281,673       $     118,289,571
                                                               ====================    ====================

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                    September 27,           December 28,
                                                                         1998                   1997
                                                                ---------------------   --------------------
CURRENT LIABILITIES:                                                (Unaudited)
   Accounts payable                                             $         2,801,455     $         971,775
   Accrued payroll costs                                                  4,777,082             3,566,859
   Current portion of workers' compensation reserve                       3,252,623             2,537,995
   Accrued liabilities                                                    1,055,181               663,042
   Income taxes payable                                                     543,231               946,611
   Current portion of notes payable                                         300,000                     -
   Accrued acquisition costs and earnouts                                 7,564,876             4,412,658
                                                                ---------------------   --------------------
      Total current liabilities                                          20,294,448            13,098,940
                                                                ---------------------   --------------------

LONG -TERM LIABILITIES:
   Workers' compensation reserve, less current portion                      477,982               535,580
   Notes payable, less current portion                                   35,700,000                     -
   Deferred income tax liability                                            895,201               193,762
   Deferred compensation liability                                          375,366               126,206
                                                                ---------------------   --------------------
      Total long-term liabilities                                        37,448,549               855,548
                                                                ---------------------   --------------------

SHAREHOLDERS' EQUITY:
   Common stock                                                             126,810               126,530
   Additional paid-in capital                                            91,519,786            91,152,122
   Retained earnings                                                     21,892,080            13,056,431
                                                                ---------------------   --------------------
      Total shareholders' equity                                        113,538,676           104,335,083
                                                                ---------------------   --------------------

      Total liabilities and shareholders' equity                 $      171,281,673      $    118,289,571
                                                                =====================   ====================


     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                   13 Weeks Ended                                39 Weeks Ended
                                     --------------------------------------------  --------------------------------------------
                                     September 27, 1998      September 28, 1997     September 27, 1998     September 28, 1997
                                     --------------------   ---------------------  ---------------------  ---------------------
                                         (Unaudited)            (Unaudited)            (Unaudited)            (Unaudited)
SERVICE REVENUES                       $      87,385,215      $      54,388,816      $     239,957,514      $     141,752,926
DIRECT COSTS OF SERVICES                      66,889,652             42,035,527            184,199,250            110,482,801
                                     --------------------   ---------------------  ---------------------  ---------------------
   Gross profit                               20,495,563             12,353,289             55,758,264             31,270,125
                                     --------------------   ---------------------  ---------------------  ---------------------

OPERATING EXPENSES:
  Selling, general and administrative         13,658,993              8,424,575             38,102,355             22,010,878
  Intangibles amortization                       995,299                336,103              2,646,972                901,765
                                     --------------------   ---------------------  ---------------------  ---------------------
      Total operating expenses                14,654,292              8,760,678             40,749,327             22,912,643
                                     --------------------   ---------------------  ---------------------  ---------------------

INCOME FROM OPERATIONS                         5,841,271              3,592,611             15,008,937              8,357,482
                                     --------------------   ---------------------  ---------------------  ---------------------

OTHER INCOME (EXPENSE):
   Interest expense                             (626,929)              (146,553)              (900,043)              (220,623)
   Interest income                                67,985                173,107                286,009                411,230
   Other, net                                     (1,844)               (45,265)                29,716                (12,196)
                                     --------------------   ---------------------  ---------------------  ---------------------
    Total other income (expense),net            (560,788)               (18,711)              (584,318)               178,411
                                     --------------------   ---------------------  ---------------------  ---------------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                             5,280,483              3,573,900             14,424,619              8,535,893
PROVISION FOR INCOME TAXES                    (1,876,451)            (1,458,954)            (5,588,970)            (3,464,065)
                                     --------------------   ---------------------  ---------------------  ---------------------

NET INCOME                           $         3,404,032    $         2,114,946    $         8,835,649    $         5,071,828
                                     ====================   =====================  =====================  =====================

NET INCOME  PER COMMON SHARE:
     Basic                           $             0.27     $             0.23     $             0.70     $             0.56
     Diluted                         $             0.27     $             0.23     $             0.69     $             0.56

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING:
     Basic                                    12,680,711              9,046,590             12,670,574             9,023,863
     Diluted                                  12,807,657              9,183,184             12,842,151             9,125,360


     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                            39 Weeks Ended
                                                   ---------------------------------
                                                     September 27,    September 28,
                                                         1998             1997
                                                   ----------------  ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:               (Unaudited)     (Unaudited)
Net income                                           $  8,835,649    $  5,071,828
Adjustments to reconcile net income
    to net cash provided by operating activities:
   Depreciation and amortization                        3,658,874       1,335,551
   Deferred income taxes                                  465,077        (348,373)
   Loss on disposition of assets                            9,948          20,012
   Changes in operating assets and liabilities:
      Accounts receivable, net                         (9,895,319)     (7,171,185)
      Workers' compensation deposit                        13,895        (100,001)
      Prepaid expenses and other                         (898,686)       (259,890)
      Amounts due from related parties                       --           (48,168)
      Deposits and other assets                          (364,058)        (54,582)
      Accounts payable                                  1,829,680        (359,606)
      Accrued payroll costs                             1,210,223       1,836,837
      Workers' compensation reserve                       657,030         606,418
      Accrued liabilities                                (623,858)       (233,293)
      Income taxes payable                               (403,380)        162,433
                                                     ------------    ------------
         Net cash provided by operating activities      4,495,075         457,981
                                                     ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                 (2,554,533)     (1,189,646)
   Cash paid for acquisitions and earnouts            (54,248,160)    (19,898,911)
   Proceeds from sale of property and equipment            60,000            --
                                                     ------------    ------------
      Net cash used in investing activities          $(56,742,693)   $(21,088,557)
                                                     ------------    ------------


     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                             39 Weeks Ended
                                                                     --------------------------------
                                                                      September 27,    September 28,
                                                                          1998             1997
                                                                     --------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                   (Unaudited)       (Unaudited)
   Proceeds from issuance of common stock, net                        $       --      $  3,004,300
   Proceeds from exercise of employee stock options                        367,944         141,374
   Proceeds from long-term borrowings                                   35,000,000      13,000,000
                                                                      ------------    ------------
       Net cash  provided by financing activities                       35,367,944      16,145,674
                                                                      ------------    ------------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                                (16,879,674)     (4,484,902)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                  20,462,647       5,784,651
                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                      $  3,582,973    $  1,299,749
                                                                      ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the period for:
    Interest                                                          $    872,666    $     62,819
    Income taxes                                                      $  5,499,500    $  2,651,457


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

         The results of operations for the thirteen and thirty-nine week periods ended September 27, 1998 are not necessarily indicative of the results to be expected for the full year.


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

         The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

                             Thirteen Weeks Ended September 27, 1998       Thirteen Weeks Ended September 28, 1997
                           --------------------------------------------    -----------------------------------------
                                                              Per-Share                                   Per-Share
                              Income          Shares           Amount        Income         Shares          Amount
                           ------------    -------------     ----------    -----------    ----------     -----------
Basic EPS                   $3,404,032      12,680,711            $0.27    $2,114,946     9,046,590          $0.23

Effect of stock options           --           126,946            --             --         136,594            --
                           ------------    -------------     ----------    -----------    ----------     -----------
Diluted EPS                 $3,404,032      12,807,657            $0.27    $2,114,946     9,183,184          $0.23
                           ============    =============     ==========    ===========    ==========     ===========

                           Thirty-nine Weeks Ended September 27, 1998       Thirty-nine Weeks Ended September 28,
                                                                                             1997
                           --------------------------------------------    -----------------------------------------
                                                              Per-Share                                   Per-Share
                              Income          Shares           Amount        Income        Shares           Amount
                           ------------    -------------     ----------    -----------    ----------     -----------
Basic EPS                   $8,835,649      12,670,574            $0.70    $5,071,828     9,023,863          $0.56

Effect of stock options           --           171,577              .01          --         101,497            --
                           ------------    -------------     ----------    -----------    ----------     -----------
Diluted EPS                 $8,835,649      12,842,151            $0.69    $5,071,828     9,125,360          $0.56
                           ============    =============     ==========    ===========    ==========     ===========

Note 3.  Acquisitions

         All of the Company's acquisitions have been accounted for using the purchase method. Certain acquisitions have contingent earnout components of the purchase price. Earnout amounts are accrued when payments become probable which also increases the amount of goodwill related to the acquisition.

         During the thirty-nine weeks ended September 27, 1998 the Company acquired certain assets or stock and substantially all of the operations of eleven businesses. The aggregate purchase price was approximately $44.2 million. Seven of the acquisitions have contingent future earnouts up to a combined maximum of $35.6 million. The excess of the initial purchase price (excluding earnouts) over the estimated fair market value of the acquired assets, less liabilities assumed, was approximately $41.5 million which has been allocated to goodwill and other intangible assets.


          Acquisition Costs and Earnouts - During the thirty-nine weeks ended September 27, 1998 the Company paid earnouts totaling $13.2 million. As of September 27, 1998 accrued acquisition costs and earnouts totaled $7.6 million.

         Pro Forma Acquisition Information--Unaudited

         The unaudited pro forma acquisition information for the thirty-nine weeks ended September 27, 1998 and September 28, 1997 presents the results of operations of material acquisitions which were completed during the thirty-nine weeks ended September 27, 1998 as if the acquisitions had occurred at the beginning of each thirty-nine week period. The results of operations give effect to certain adjustments, including amortization of intangible assets, interest expense on debt borrowings utilized to fund certain acquisitions, income taxes and shares outstanding. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the applicable periods or of the results which may occur in the future.

                                       Unaudited pro forma results of operations
                                       -----------------------------------------
                                         (In thousands, except per share data)
                                                   39 Weeks Ended
                                                   --------------
                                         September 27,           September 28,
                                         -------------           -------------
                                             1998                     1997
                                             ----                     ----
     Service revenues                    $    261,379            $    185,646
     Gross profit                              63,717                  43,066
     Income from operations                    19,166                  12,833
     Net income                          $     10,411            $      6,757
                                           ==========             ===========
     Net income per common share:
          Basic                          $       0.82            $       0.68
                                         ============            ============
          Diluted                        $       0.81            $       0.67
                                         ============            ============

Note 4.   Legal Matters

         In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits or administrative actions. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes to be reasonable and prudent; however, there can be no assurance that such insurance will be adequate to cover all risks to which the Company may be exposed. The principal risks covered by insurance include worker's compensation, personal injury, bodily injury, property damage, errors and omissions, fidelity losses and general liability.

         In June 1997, a former customer of the Company commenced litigation against the Company alleging breach of contract, negligence, fraud and misrepresentation. The plaintiff sought damages in excess of $7 million based upon the alleged theft of surplus military goods from the former customer's warehouse by a former temporary employee of the Company. In September 1998, the Company entered into a settlement agreement with the former customer which dismissed the Company with prejudice from the lawsuit. The Company did not admit fault as part of the settlement. The settlement amount was paid by the Company's insurance carriers. The Company paid $52,500 as deductible amounts under the Company's insurance policies which was applied to defense costs. While the matter was dismissed with prejudice with respect to the Company, the action continues against certain third parties. The Company may have to respond to discovery requests as a non-party and be a party to the litigation solely for the purpose of apportioning fault; however, the Company would not be subject to the payment of damages if the Company is assessed any responsibility for the former customer's loss. Any defense costs resulting from the continuation of the litigation will be borne by the Company's insurance carriers.

         There is no other pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.


Note 5.  Equity Transactions

         During the thirty-nine weeks ended September 27, 1998, pursuant to the terms of the Company's incentive stock option plan, options to purchase 28,016 shares of common stock were exercised by employees and the Company received $367,944.

Note 6.  Notes Payable

         In September 1998, the Company made a private placement of $35 million of senior unsecured debt, consisting of two pieces. The first piece is a series of senior unsecured notes in the aggregate amount of $30 million with a final ten year maturity and an average maturity of seven years at a 6.95% coupon rate. The second piece is a series of senior unsecured notes in the aggregate amount of $5 million with a coupon rate of 6.72% due in single payment in 2003. The
Company used the proceeds from the debt placement to pay off the current long-term borrowings under the Company's revolving credit facility.

         In connection with the terms and conditions of an acquisition, the Company entered into a promissory note payable for $1.0 million. The note bears interest at an annual rate of 8%. The principal amount of the note, together with interest is due and payable in twelve equal quarterly installments beginning in December 1998.

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

                                                   13 Weeks Ended                             39 Weeks Ended
                                                   --------------                             --------------
                                          September 27,        September 28,        September 27,       September 28,
                                              1998                 1997                 1998                 1997
                                           ----------           ----------           ----------           -------
Service revenues                               100.0%              100.0%                100.0%             100.0%
Direct cost of services                         76.5                77.3                  76.8               77.9
                                              ------              ------                ------             ------
Gross profit                                    23.5                22.7                  23.2               22.1
                                              ------              ------                ------             ------
Operating expenses:
    Selling, general and administrative         15.6                15.5                  15.9               15.5
    Intangibles amortization                     1.2                 0.6                   1.1                0.7
                                             -------             -------               -------            -------
        Total operating expenses                16.8                16.1                  17.0               16.2
                                              ------              ------                ------             ------
Operating income                                 6.7%                6.6%                  6.2%               5.9%
                                             ========            ========              ========           ========

         Service Revenues. Service revenues increased by $33.0 million, or 60.7%, to $87.4 million for the thirteen weeks ended September 27, 1998, compared to $54.4 million for the thirteen weeks ended September 28, 1997. Of the $33.0 million increase, approximately $28.7 million was attributable to offices acquired during 1997 and 1998 and $4.3 million was attributable to increased revenues from comparable offices. For the thirty-nine weeks ended September 27, 1998 service revenues increased by $98.2 million, or 69.3%, to $240.0 million, compared to $141.8 million for the thirty-nine weeks ended September 27, 1997. Of the $98.2 million increase, approximately $81.0 million was attributable to offices acquired during 1997 and 1998, $16.5 million was attributable to increased revenues from comparable offices and $0.7 million was attributable to opening new offices. The increase in service revenues from comparable offices was also generally consistent with increases in hours billed, customers served and temporary staffing employees utilized.

         Gross Profit. Gross profit as a percentage of service revenues for the thirteen weeks ended September 27, 1998 and September 28, 1997 was 23.5% and 22.7%, respectively. Gross profit as a percentage of service revenues for the thirty-nine weeks ended September 27, 1998 and September 28, 1997 was 23.2% and 22.1%, respectively. The increase in gross profit was primarily due to a shift in business mix towards the information technology business segment, which typically generates higher gross margins.

         Operating Expenses. Operating expenses as a percentage of service revenues for the thirteen weeks ended September 27, 1998 and September 28, 1997 were 16.8% and 16.1%, respectively. Operating expenses as a percentage of service revenues for the thirty-nine weeks ended September 27, 1998 and September 28, 1997 were 17.0% and 16.2%, respectively. The increase for the thirteen and thirty-nine week periods was largely attributable to an increase in the amortization of intangible assets. The increase in selling, general and administrative expenses as a percentage of service revenues was attributable to a shift towards the information technology segment, where cost structures are higher.

         Income Taxes. The effective combined Federal and state income tax rate for the thirteen weeks ended September 27, 1998 and September 28, 1997 was 35.5% and 40.8%, respectively. The effective combined federal and state income tax rate for the thirty-nine weeks ended September 27, 1998 and September 28, 1997 was 38.7% and 40.6%, respectively. The decrease in the effective tax rate for both the thirteen weeks and thirty-nine weeks is a result of income tax credits earned through specific government-sponsored hiring incentives. These programs are expected to continue to decrease the Company's future effective tax rate to a range of 35% to 37%, to the extent these programs or similar programs remain in effect.


Liquidity and Capital Resources

         For the thirty-nine weeks ended September 27, 1998 net cash provided by operating activities was $4.5 million compared to net cash provided by operating activities of $0.5 million for the thirty-nine weeks ended September 28, 1997. The increase in operating cash flow was primarily a result of higher net income and increased depreciation and amortization.

         The Company's investing activities used $2.6 million to purchase property and equipment, and $54.2 million to acquire businesses and to pay acquisition earnouts

         The Company's primary sources of short-term and long-term liquidity and capital resources at September 27, 1998 were cash flows from operating activities and a private placement of $35 million of senior unsecured debt, consisting of two pieces. The first piece is a series of senior unsecured notes in the aggregate amount of $30 million with a final ten year maturity and an average maturity of seven years at a 6.95% coupon rate. The second piece is a series of senior unsecured notes in the aggregate amount of $5 million with a coupon rate of 6.72% due in single payment in 2003. The Company used the proceeds from the debt placement to pay off the borrowings under the Company's current revolving credit facility. Effective July 27, 1998 the Company's revolving credit facility was amended and restated to increase the amount available under the facility from $35 million to $40 million and to remove all security interests. The Company also had letters of credit of $4.9 million outstanding at September 27, 1998, for purposes of securing its workers' compensation premium obligation. The aggregate amount of such letters of credit reduces the borrowing availability on the line of credit. At September 27, 1998, $35.1million was available for borrowings or additional letters of credit under the line of credit. Management believes that the present credit facility, together with cash reserves and cash flow from operations will be sufficient to fund the Company's operations and capital expenditure requirements. However, if the Company were to expand its operations significantly, especially through acquisitions, additional capital may be required. There can be no assurance that the Company will be able to obtain additional capital at acceptable rates.


Year 2000 Compliance

         The management of the Company believes that it is adequately addressing the year 2000 ("Y2K") problem. In short, the Y2K problem is a result of information technology and systems being designed to recognize the year portion of a date as two rather than four digits, which means that years coded "00" are recognized by many systems as the year 1900, not the year 2000. As a result, certain hardware and software products may not properly function or may fail beginning in year 2000.

         As part of the Company's internal quality system based on the principles of ISO 9002, the Company has formed an internal task force to identify, address and remedy Y2K issues. The Company's information system for its primary commercial staffing operations has been tested and is believed to be Y2K compliant. Additionally, the Company is currently implementing new financial system software which has been warranted by the developer to be Y2K compliant. The Company is also in the process of assessing and testing the information systems of its Inteliant subsidiary and certain other independent systems within the Company. Such assessment and testing should be complete by mid 1999.

         The Company has identified suppliers of critical services and products and has sent questionnaires to each such supplier concerning Y2K compliance. The Company will continue to monitor the compliance of each such supplier through 1999 and beyond. New vendors are also required to provide information concerning Y2K compliance. The Company is following a similar process for its Inteliant subsidiary and certain other independent operations within the Company.

         The Company has also sent questionnaires to each of its major customers regarding the status of Y2K compliance. The Company will continue to monitor the compliance of each such customer through 1999 and beyond. The Company has amended its credit application required for each new customer requesting disclosure of Y2K compliance. The Company is following a similar process for its Inteliant subsidiary and certain other independent operations within the Company.

         The Company is currently developing an assessment program for each of its branch offices to assess imbedded chip technology for Y2K compliance. Many products or systems contain imbedded computer chips which may or may not be Y2K compliant. Examples of such items include elevators, alarm systems, HVAC units and thermostats, telephone and voicemail systems. The Company believes that its assessment of imbedded chip technology will be complete by mid 1999.

         Based on current information, the Company does not believe that its internal systems will fail because of the Y2K problem or cause an interruption in the delivery of services to its customers. In the event such systems fail, the Company believes that it has adequate manual systems which would allow for continued delivery of services to customers. Management does not foresee significant liability to third parties if the Company's systems are not Y2K compliant. However, the Company faces two major risks related to Y2K which could have a material adverse affect on the business of the Company. The first major Y2K risk is service disruption from third-party suppliers of critical services, such as telephone, electrical and banking services. As part of its critical suppliers' assessment, the Company is monitoring and is seeking Y2K compliance from such suppliers. The second major risk is that the operations of the customers of the Company will be disrupted by the Y2K problem (either internally or because of third-party service providers) which could result in a decrease in or the cessation of the need for the Company's services.

         The Company has not yet approved a formal contingency plan for Y2K issues. The Company expects to have a formal contingency plan in place during fiscal 1999.

         The costs related to the Company's Y2K compliance program have not been and are not expected to have a material impact on the financial condition of the Company, the results of operations or cash flows.


Forward-looking Statements

         Statements contained in this report that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company assumes no obligation to update any such forward-looking statements. Readers are cautioned that all forward-looking statements involve risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those anticipated in such statements, including but not limited to the Company's efforts to expand its offering of services, the Company's acquisition efforts and its ability to integrate the operations of acquired businesses, the recent transition within the Company's management, economic fluctuations, existing and emerging competition, unanticipated effects of year 2000 problems, and demand for the Company's services. Other factors, including economic, competitive, governmental, and technological factors, are discussed in the Company's Annual Report on Form 10-K and other reports to the Securities and Exchange Commission.


Item 3. Qualitative and Quantitative Disclosures About Market Risk

         Not Required

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits or administrative actions. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes to be reasonable and prudent; however, there can be no assurance that such insurance will be adequate to cover all risks to which the Company may be exposed. The principal risks covered by insurance include worker's compensation, personal injury, bodily injury, property damage, errors and omissions, fidelity losses and general liability.

         In June 1997, a former customer of the Company commenced litigation against the Company alleging breach of contract, negligence, fraud and misrepresentation. The plaintiff sought damages in excess of $7 million based upon the alleged theft of surplus military goods from the former customer's warehouse by a former temporary employee of the Company. In September 1998, the Company entered into a settlement agreement with the former customer which dismissed the Company with prejudice from the lawsuit. The Company did not admit fault as part of the settlement. The settlement amount was paid by the Company's insurance carriers. The Company paid $52,500 as deductible amounts under the Company's insurance policies which was applied to defense costs. While the matter was dismissed with prejudice with respect to the Company, the action continues against certain third parties. The Company may have to respond to discovery requests as a non-party and be a party to the litigation solely for the purpose of apportioning fault; however, the Company would not be subject to the payment of damages if the Company is assessed any responsibility for the former customer's loss. Any defense costs resulting from the continuation of the litigation will be borne by the Company's insurance carriers.

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


                                               SOS STAFFING SERVICES, INC.
                                                               Registrant



         Dated: November 11, 1998           /s/ JoAnn W. Wagner
                                            -------------------
                                            JoAnn W. Wagner
                                            Chairman and Chief Executive Officer



         Dated: November 11, 1998           /s/ Gary B. Crook
                                            -----------------
                                            Gary B. Crook
                                            Executive Vice President and
                                            Chief Financial Officer