Form 10-K
period 1999-01-03
SOS STAFFING SERVICES INC
filed 1999-04-02
CIK 945437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   X     Annual  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
 -----   Exchange Act of 1934 for the fiscal year ended January 3, 1999.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, on March 8, 1999, based upon the closing sales price of the Common Stock of $8.75 per share on that date, as reported on the NASDAQ/NMS Stock Market, was approximately $50,187,856. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 1999,  Registrant  had  outstanding  12,691,398  shares of Common
Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1999 are incorporated by reference into Parts II and IV of this Report. Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders to be held May 19, 1999 are incorporated by reference in Part III of this Report.

                                     PART I

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. The reader is cautioned that the actual results of SOS Staffing Services, Inc. will differ (and may differ materially) from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Factors That May Affect Future Results" and elsewhere in this Report generally.


ITEM 1.  BUSINESS
         --------

General

         SOS Staffing Services, Inc. ("SOS" or the "Company") is a leading provider of staffing and consulting services in the western states. As of January 3, 1999, SOS operated a network of 149 offices located in 17 states. The Company provides a broad range of commercial staffing and information technology ("IT") services. Commercial staffing services include light industrial, clerical, industrial, technical, specialty and other professional services. IT services consist of staffing, consulting and outsourcing services such as systems design, programming, network and systems management and business consulting.

         Since the completion of the Company's initial public offering (the "IPO") in 1995, the Company has acquired 46 staffing and consulting companies, representing 73 offices. The Company's network of offices has increased from 42, at the time of the IPO, to 149, as of January 3, 1999. Sixteen of the
acquisitions completed since July 1996 were IT staffing and consulting companies, which have allowed the Company to diversify the mix of services provided to include higher margin services. Additional acquisitions have added other specialty services, including medical administrative support, professional, mining, geology, hydrology, high-end administrative and accounting, and environmental services.


Business Strategy

         The Company's goal is to enhance its profitability through a focused business strategy. The Company has identified the following key elements of its strategy, which management believes are critical to the Company's success:

         Targeted Customers and Projects. Historically, in the commercial staffing segment, the Company's customers have consisted primarily of small to mid-size companies. Sales to these businesses tend to generate higher margins than larger national accounts. The Company believes that focusing on small to mid-sized customers and smaller projects limits its exposure to margin pressure associated with large national contracts and volume discounts.

         The Company's IT division pursues customers who are generally larger than many of the Company's commercial staffing customers. Many of the Company's IT customers are Fortune 1000 companies, government agencies and educational institutions. The Company focuses on smaller specialty projects at these larger businesses or as support in larger projects. The Company believes that it has developed competitive advantages in serving mid-sized and larger businesses and projects by tailoring its operations to meet local customer needs, including the establishment of strong customer relationships through local marketing efforts, quality service and community involvement.

         Pursue Opportunities in Smaller Markets. In the commercial staffing segment, SOS has focused on opening hub offices in key metropolitan areas followed by establishing offices in surrounding markets. This decentralized office management strategy locates multiple offices in close proximity to customers and staffing employees. The Company believes this strategy has allowed it to rapidly gain market share with low entry costs. Once a hub office has been established, the Company focuses on leveraging hub office resources to market and deliver services to surrounding smaller markets and to cross-sell IT and other specialty staffing services. In these markets, which are often too small to attract substantial competition from national staffing companies, the Company has frequently achieved significant penetration and has often become the dominant provider of staffing services.

         Deliver Higher Margin Services. The Company's operating results since 1991 have been significantly enhanced by its strategy of delivering higher margin services. Over the past several years, the Company has focused its efforts on expanding its range of services to include higher margin specialty services such as IT staffing and consulting, permanent placement, administrative staffing support services for medical facilities and other professional services. The Company has de-emphasized marketing to accounts where competitive pricing makes margins unacceptable or to accounts where workers' compensation costs adversely affect profitability.

         Offer a Broad Range of Services. The Company's strategy includes offering its customers a broad range of staffing services, including light industrial, clerical, IT, industrial, technical and other professional services, as well as a range of consulting services (including telephony, IT, and general business consulting, as well as strategic planning). The Company also provides related services to its customers, including payrolling, skill and drug testing, risk management consulting and other professional staffing services. In larger markets, the Company offers these services through several separate offices operating under established names. The Company also provides outsourcing services to customers whereby the Company contracts to perform a particular business function for an agreed price, which includes providing staffing, equipment and supplies. The Company is also expanding its on-site services, in which SOS locates an on-site manager at the customer's facility to manage all of the customer's employee staffing requirements.

         Provide Centralized Support and Encourage Entrepreneurial Management. The Company's commercial staffing offices are supported by centralized functions at corporate headquarters that include marketing, recruiting, training and retention programs, as well as workers' compensation and other insurance services, accounts payable, purchasing, credit, legal review and other administrative support services. Generally, each staffing office has access to the Company's central management information system and its proprietary software that provides information on customer requirements, available applicants, staffing employees on assignment and other information which facilitates efficient response to customer job orders.

         The Company has consolidated its IT staffing, consulting and outsourcing operations into Inteliant Corporation, a wholly-owned subsidiary of the Company ("Inteliant") and has developed a support system tailored to the specific needs of IT customers. Inteliant has responsibility for accounting (including accounts payable, accounts receivable, and purchasing), marketing, recruiting, and training. Other functions such as workers' compensation and other insurance services and legal review have been centralized at the Company's corporate headquarters.

         To encourage an entrepreneurial approach to field management, the Company has established financial targets and performance standards, which are utilized at all offices. A substantial portion of the Company's field management compensation is incentive-driven and based upon meeting financial targets and quality standards. Managers are also given considerable discretion to price services and to respond to specific customer requirements.

         Emphasize Service and Value. The Company focuses on providing service and value to its customers. The Company's staff employees seek to establish and maintain long-term relationships with its customers by developing knowledge of customers' businesses, responding promptly to customer orders and monitoring job performance and customer satisfaction. The Company targets customer accounts where service and quality are perceived to be as important as pricing of services. This allows the Company to be more selective and to provide higher-quality services while maintaining desired margins.

Growth Strategy

         Management believes the Company has substantial opportunities to expand its office network and the range of services it offers to its customers. Since completing its IPO in June 1995, the Company has added a total of 107 offices through internal growth and acquisitions. The Company intends, for the foreseeable future, to concentrate on strengthening its internal office network by focusing on internal growth.

         Focus on Internal Growth. During the last five years, the Company has maintained a strong internal revenue growth rate. The Company's internal growth strategy consists of the following:

           o Increase Penetration of Existing Markets. The Company continually seeks to add new customers and offices in the geographic markets it currently serves. In many instances, the Company pursues such penetration by establishing a "hub" office from which it can develop additional offices within a metropolitan area. SOS also intends to introduce complementary or specialty services in existing markets and provide incentives to field and local managers to focus on business development within existing offices.

           o Enter New Markets. The Company plans to open new branches in markets not currently served by existing offices. Frequently, the Company enters new markets by establishing a "hub" office located in a central location. The Company then opens new offices in surrounding markets which benefit from the administrative support and resources of the hub office. This strategy has enabled the Company to enter many smaller markets cost effectively.

           o Expand Service Offerings. The Company is actively seeking to expand the range of IT services it offers to its customers to include electronic commerce solutions, Internet/intranet consulting, off-site application development, web enablement, telecommunications systems solutions and expanded outsourcing capabilities in the areas of help-desk management and data-center monitoring. The Company intends to expand its vendor on-premise business, pursuant to which SOS manages all of the customer's staffing requirements on-site. Additionally, the Company plans to expand its offering of high-end administrative services as well as accounting and financial services. The Company also intends to further develop partnering relationships under which SOS works with other staffing providers to meet the customer's staffing requirements.

           o Cross-sell Services. The Company actively seeks to cross-sell commercial staffing and IT staffing and consulting services to existing customers. Through incentive compensation arrangements, the Company actively encourages referrals and cross-selling between and within its commercial and IT operations.

         Through integration of existing processes, consolidating operations, and providing resources to existing offices, the Company anticipates that it will be in a better position to exploit potential services that complement the Company's operations. Additionally, the Company believes it will be able to respond more efficiently to the demands of its existing customers while expanding its offerings to new customers.


Operations

         Services Offered. The Company offers a broad range of commercial staffing and IT staffing, consulting, and outsourcing services. Generally, the commercial segment provides light industrial, clerical and industrial services through SOS Staffing Services, Skill Staff, Industrial Specialists, TOPS and Century Personnel offices. The commercial segment also offers other specialized services provided by offices such as SOS Technical Services (engineers, chemists, geologists, designers, drafters, illustrators, artists, writers and other technical personnel), AccountStaff (accountants, bookkeepers, auditors, data entry personnel and financial analysts), PAMS (medical administrative services), National Collex (collection services and project billing for medical facilities), Devon & Devon and Truex (high-end administrative staffing and permanent placement), CGS Personnel (mining, mineral exploration and environmental staffing) and Mortgage Staffing (loan servicing and loan productions professionals).

         The Company's commercial staffing services also include professional employer services such as payrolling, outsourcing, on-site and administrative professional services. Payrolling typically involves the transfer of a customer's short-term seasonal or special use employees to the Company's payroll for a designated period. Outsourcing represents a growing trend among businesses to contract with third parties to provide a particular function or business department for an agreed price over a designated period. On-site services involve locating a regular SOS employee at the customer's place of business to manage all of the customer's temporary staffing requirements. Administrative professional services offer SOS customers skills testing, drug testing and risk management services. Skills testing available to SOS customers includes cognitive, personality and psychological evaluations. Drug tests are confirmed through an independent certified laboratory. Risk management services include on-site safety inspection and consulting services. As of January 3, 1999, the Company also provided professional employer organization services on a limited basis, which offers to SOS customers the benefits of employee leasing.

         Historically, the Company has provided IT staffing, consulting and outsourcing services under the business names of acquired IT business units; however, in 1998, the Company combined all of its IT services into Inteliant. The Company's IT services consist of IT staffing, consulting and outsourcing services. The Company's IT staffing services include computer programming, system design, analysis and administration, network and systems management and software and documentation development. IT staffing services are similar in many respects to commercial staffing services; however, IT services generally require increased specialization and technical skill, carry significantly higher hourly rates and involve substantially longer job assignments. The Company's IT consulting services are focused on providing business solutions and typically include managing application development, enterprise resource planning systems implementation, e-commerce enablement, telecommunications consulting and operations engineering. Company consultants provide innovative ideas, insight and experience to address the customer's business needs then work with the customer to implement strategic solutions. IT consulting engagements typically last six months to one year and may require the services of several specialized consultants or teams. The Company also delivers IT outsourcing services to customers who turn over to Inteliant personnel the management and staffing of specific IT functions.

         Branch Offices. The Company provides commercial staffing services through a network of 127 offices located in 15 states. The Company currently operates at least one office in every market in the mountain states (Arizona, Colorado, Idaho, Montana, New Mexico, Nevada, Utah, and Wyoming) with a population base in excess of 100,000 people. In larger markets, the Company generally provides light industrial and clerical personnel through SOS Staffing Services offices, while service-specific specialty offices provide specialty services. In smaller markets, SOS offices offer a broader variety of commercial staffing services including specialty services. Through acquisitions and internal development, the Company also has commercial staffing offices in California, Hawaii, Kansas, Missouri, Oregon, Texas, and Washington.

         The Company provides IT staffing and consulting services from 22 IT offices located throughout the western states and mid-west plus Massachusetts and North Dakota. The Company's IT staffing and consulting offices generally serve larger geographic areas than SOS commercial staffing offices, principally due to the increased specialization associated with IT services. The Company's strategy of integrating and expanding its existing IT staffing and consulting office network will include efforts to position IT offices in strategic locations throughout the United States, rather than the "hub and spoke" approach used by the Company to expand its network of commercial staffing offices.

         The Company estimates the capital cost of establishing a new office ranges from $15,000 to $50,000, exclusive of working capital requirements. The Company's new offices have historically achieved profitability in six to 12 months, while offices created by division of an existing office are usually profitable from inception.

         Sales and Marketing. SOS generally markets its commercial staffing services through its network of offices whose managers, supported by the Company's marketing staff, make regular personal sales visits to larger accounts and prospects. The Company emphasizes long-term personal relationships with its customers and develops these relationships through regular contact, periodic assessment of customer requirements and regular monitoring of employee performance. New customers are obtained through customer referrals, telemarketing, cold calls and advertising in a variety of local and regional media, including television, radio, direct mail, Yellow Pages, newspapers, magazines and trade publications. The Company is also a sponsor of job fairs and other community events. In addition, the Company uses the Internet to support its marketing efforts.

         The Company's IT sales and marketing efforts may include the activities described above, but are generally more focused to address IT staffing and consulting needs which are typical of specific customers. Many of the Company's existing and prospective IT customers routinely outsource IT functions, such as programming, help desk and data-center monitoring. The Company's IT staffing and consulting personnel seek to identify IT requirements of its customers and promote IT services designed to meet those requirements. In addition to personal sales visits, targeted mailings and telephone solicitations, the Company's IT personnel actively promote the Company's services through cross-selling complementary IT services to existing customers and participate in industry trade associations.

         Recruiting. The Company believes a key element of its growth and profitability has been its ability to recruit and retain qualified staffing personnel. In an effort to attract commercial staffing personnel, the Company employs recruiters who regularly visit schools and professional associations and present career development programs to various organizations. In addition, the Company obtains applicants from referrals by its staffing employees and from advertising on radio, television, in the Yellow Pages and through other print media. The Company has recently begun to utilize the Internet to recruit professional, IT and technical staffing employees. Each applicant for a commercial staffing position is interviewed with emphasis on past work experience, personal characteristics and individual skills. The Company utilizes the Dictionary of Occupational Titles published by the Department of Labor to evaluate and assign staffing employees. The Company maintains software-training programs at its offices for applicants and employees who may be trained and tested at no cost to the applicant, employee or Company customer.

         The Company's efforts to recruit IT staffing and consulting personnel frequently include some or all of the recruiting activities employed by the Company's commercial staffing offices, but typically rely more heavily on identifying potential employees who possess specialized education, training or work experience. The Company follows a rigorous screening and interview process before referring qualified candidates to customers for on-site interviews. The Company's IT recruiting efforts also rely heavily upon industry contacts, personal networks and referrals from existing and former IT personnel.

         To promote loyalty and retention among its staffing employees, the Company provides its staffing employees with certain employee benefits, including access to a Section 401(k) defined contribution plan, a credit union and health insurance programs. In addition, the Company has the ability to issue paychecks to commercial staffing employees on a daily basis for work performed.

         Customers. Historically, commercial staffing customers have consisted primarily of small to mid-size customers. Management believes there remains significant opportunities to deliver profitable commercial staffing services to small and mid-size customers who are less likely to require substantial volume discounts than larger, nationwide companies. As the Company expands its network into larger cities in the western states, the Company anticipates that it will provide commercial staffing services to larger customers who focus on value rather than cost, but will continue to focus its efforts on attracting and providing quality services to small and mid-size companies located in such larger cities.

         The Company's IT customer base, which consists primarily of IT customers served by companies acquired by SOS since July 1996, includes customers who are generally larger than many of the Company's commercial staffing customers. Many of the Company's IT customers are Fortune 1000 companies, government agencies and educational institutions. Many of the projects are smaller in scope than those performed by larger national consulting companies. On larger projects, the Company frequently provides service in a supporting role to the project manager. The Company anticipates that its increased focus on IT staffing and consulting, national branding with the "Inteliant Corporation" name, as well as its expansion into larger metropolitan areas, will lead to additional opportunities to provide IT services to mid-size and larger customers.

         No customer accounted for more than two percent of the Company's consolidated net service revenues during the 1998 fiscal year and the Company's top ten customers accounted for less than eight percent of service revenues during the same period. Approximately 14% of the Company's service revenues generated in the IT segment during the 1998 fiscal year were obtained from two national customers within the telecommunications industry, and the top ten customers in that segment account for approximately 20% of total segment revenues. Management believes, however, that these customers do not represent a substantial credit or business risk and feel that the segment has adequate diversification and resources to be protected in the event of the loss of any of these customers.

         Risk Management Program. SOS is responsible for all employee-related expenses for its staff and temporary employees including workers' compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses. The Company has implemented a deductible workers' compensation program through CIGNA Property and Casualty ("CIGNA") with a loss cap of $250,000 per incident. Employees in Nevada, Washington, Wyoming, and North Dakota are insured through those states' insurance funds because private insurance is not permitted in those states. The Company employs a full-time professional risk manager and staff who work closely with the insurance carrier to manage claims and establish appropriate reserves.

         The Company has also developed workers' compensation loss control programs that seek to limit claims through employee training and avoidance of high-risk job assignments such as roofing or logging. Except where prohibited by law, all employees are required to agree in advance to drug testing following any work-related accident and all major accidents are investigated. The Company, in cooperation with its insurer, monitors all claims and regularly reviews the claims with an emphasis on early closure.


Information Systems

         The Company's central management information system is linked to most of the Company's commercial staffing offices. The centralized system is designed to support Company-wide operations such as payroll, billing, accounting and sales and management reports. The Company has some operations, obtained through acquisition, that have their own centralized systems in place. Systems have been implemented to automate the reporting of these entities to the Company; however, the Company does not anticipate immediately replacing the existing systems at these locations.

         The Company has recently upgraded the corporate and commercial staffing segment's financial systems with plans to upgrade additional information processing functions in 1999 and beyond. The new system provides for greater flexibility in back office functions while interfacing well with the front office operations at the branch level. All files are backed up routinely and stored off-site. Critical files are backed up on a daily basis. The present system has capacity to service the Company's anticipated growth without significant capital expenditures for the foreseeable future

         The Company has developed a central management information system for use by the Company's IT offices. All of the Company's 22 IT offices are linked to a central management information system. The Company anticipates that its IT system will be connected to the Company's existing system for certain common functions; however, the IT system is designed to accommodate the different business cycles and processes associated with the IT industry.

Year 2000

         The management of the Company believes that it is adequately addressing the year 2000 ("Y2K") problem. In short, the Y2K problem is a result of IT equipment and systems being designed to recognize the year portion of a date as two rather than four digits, which means that years coded "00" are recognized by many systems as the year 1900, not the year 2000. As a result, certain hardware and software products may not properly function or may fail beginning in year 2000.

         As part of the Company's internal quality system based on the principles of ISO 9002, the Company has formed an internal task force to identify, address, and remedy Y2K issues. The Company's information system for its primary commercial staffing operations has been tested and is believed to be Y2K compliant. Additionally, the Company is currently implementing new financial system software that has been warranted by the developer to be Y2K compliant. The Company is also in the process of assessing and testing the information systems of Inteliant and other independent systems within the Company. The
Company anticipates that such assessment and testing will be completed by mid-1999.

         The Company has identified suppliers of critical services and products and has sent questionnaires to each such supplier concerning Y2K compliance. The Company will continue to monitor the compliance of each such supplier through 1999 and beyond. New vendors are also required to provide information concerning Y2K compliance. The Company is following a similar process for Inteliant and other independent operations within the Company.

         The Company has also sent questionnaires to each of its major customers regarding the status of Y2K compliance. The Company will continue to monitor the compliance of each such customer through 1999 and beyond. The Company has amended its credit application required for each new customer requesting disclosure of Y2K compliance. The Company is following a similar process for Inteliant and other independent operations within the Company.

         The Company is currently developing an assessment program for each of its branch offices to assess imbedded chip technology for Y2K compliance. Many products or systems contain imbedded computer chips that may or may not be Y2K compliant. Examples of such items include elevators, alarm systems, HVAC units and thermostats, telephone and voicemail systems. The Company believes that its assessment of imbedded chip technology will be completed by mid-1999.

         Based on current information, the Company does not believe that its internal systems will fail because of the Y2K problem or cause an interruption in the delivery of services to its customers. In the event such systems fail, the Company believes that it has adequate manual systems that would allow for continued delivery of services to customers. Management does not foresee significant liability to third parties if the Company's systems are not Y2K compliant. However, the Company faces two major risks related to Y2K that could have a material adverse affect on the business of the Company. The first major Y2K risk is service disruption from third-party suppliers of critical services, such as telephone, electrical and banking services. As part of its critical suppliers' assessment, the Company is monitoring and seeking assurance of Y2K compliance from such suppliers. The second major risk is that the operations of the customers of the Company will be disrupted by the Y2K problem (either internally or because of third-party service providers) which could result in a decrease in or the cessation of the need for the Company's services.

         The Company has not yet approved a formal contingency plan for Y2K issues. The Company expects to have a formal contingency plan in place during fiscal 1999.

         The Company estimates that approximately $150,000 will be incurred in verifying its Y2K compliance. The majority of costs will be directed to independent sources for testing of the procedures the Company has implemented. The costs related to the Company's Y2K compliance program have not had, and are not expected to have, a material impact on the Company's financial condition, results of operations or cash flows.

Competition

         The Company's competitors consist of national, regional and local companies operating offices throughout the nation, making the industry highly competitive and highly fragmented, with limited barriers to entry. The Company faces intense competition from large national and international companies with substantially greater financial and marketing resources than those of the Company, as well as strong local and regional staffing companies.

         The Company competes for qualified staffing and consulting employees and for customers who require the services of such employees. The principal competitive factors in attracting and retaining qualified staffing employees are competitive salaries and benefits, quality and frequency of assignments and responsiveness to employee needs. The Company believes that many persons who seek temporary employment are also seeking regular employment and that the availability of assignments which may lead to regular employment is an important factor in its ability to attract qualified staffing employees.

         The principal competitive factors in obtaining customers are a strong sales and marketing program, having qualified staffing and consulting employees to assign in a timely manner, matching of customer requirements with available resources, competitive pricing and satisfactory work production. The Company believes its strong emphasis on providing service and value to its customers and employees are important competitive advantages.


Seasonality

         The Company's business follows the seasonal trends of its customers' businesses. Historically, the Company has experienced lower revenues in the first quarter due to the seasonal trends of its customers and lower overall economic activity.


 Trade Names

         The Company uses a variety of trademarks and trade names which are generally descriptive of the temporary staffing services offered, including SOS Staffing Services, Century Personnel, Centech, Devon & Devon, Skill Staff, AccountStaff, TSI, Industrial Specialists, SOS Technical Services, ServCom, PAMS Employment Services, National Collex, CGS Personnel, Mortgage Staffing, TOPS Staffing Services, Truex, Inteliant, and other trade names. The Company has registered or reserved the majority of these names in the appropriate states.


Staff Employees

         At January 3, 1999, the Company had approximately 1,400 staff employees, of which, approximately 650 are billable. The Company's training department provides general and job specific training to all staff employees, including continuing training with experienced counterparts. None of the Company's staff employees is covered by collective bargaining agreements. The Company considers its relationship with its staff employees to be good.


Factors that May Affect Future Results

         The statements contained in this Annual Report on Form 10-K that are not purely historical are "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding the Company's acquisition plans and opportunities, existing and proposed service offerings, market opportunities, expectations, goals, revenues, financial performance, strategies, intentions for the future and any other statements to the effect that the Company or its management "believes", "expects", "anticipates", "plans" or other similar expressions. Such forward-looking statements are included under Item 1. "Business", Item 2. "Properties", Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statements. It is important to note that such statements may not prove to be accurate, and that the Company's actual results and future events could differ materially from those anticipated in such statements. Many factors could cause actual results to differ materially from the Company's expectations, including, without limitation, the factors identified below.

         The Company's future results will be impacted by, among other factors, the Company's ability to implement its growth strategy, which, in turn, is dependent upon a number of factors, including the availability of working capital to support such growth, plans to integrate and expand the Company's offering of IT services, the Company's ability to integrate the operations of acquired businesses, management's ability and resources to implement the growth strategy and the successful hiring, training and retention of qualified field management. Future results will also be affected by other factors associated with the operation of the Company's business, including the Company's response to existing and emerging competition, demand for the Company's services, effects associated with the recent transition within the Company's senior management, the Company's ability to maintain profit margins in the face of pricing pressures, the Company's efforts to develop and maintain customer and employee relationships, economic fluctuations and employee-related risks and expenses.

         All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report. You also should consult other factors identified from time to time in the Company's periodic reports to the Securities and Exchange Commission.


ITEM 2.  PROPERTIES
         ----------

         As of January 3, 1999, the Company provided services through 149 offices in 17 states. These offices typically consist of 1,200 to 5,000 square feet and are generally leased by the Company for terms of three to five years. Offices in larger or smaller markets may vary in size from the typical office. The Company does not expect that maintaining or finding suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion will be difficult.

         The Company's executive and administrative offices are located in Salt Lake City, Utah. The premises consist of approximately 15,600 square feet and are leased from a related party for a term ending on March 31, 2005, with an option to renew for 10 additional years (see "Certain Relationship and Related Transactions"). The Company believes that the terms of the lease are at least as favorable as could be obtained from any unrelated third party.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits or administrative proceedings. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes to be reasonable and prudent. The principal risks covered by insurance include workers' compensation, personal injury, bodily injury, property damage, errors and omissions, fidelity losses, employer practices liability and general liability.

         There is no pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the 53 weeks ended January 3, 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
         ---------------------------------------------------------------------

         The information required by this Item is incorporated by reference to page 37 of the Company's 1998 Annual Report to Shareholders.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The information required by this Item is incorporated by reference to page 1 of the Company's 1998 Annual Report to Shareholders.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         The information required by this item in incorporated by reference to pages 9 through 16 of the Company's 1998 Annual Report to Shareholders.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The Company is exposed to interest rate changes primarily in relation to its 1998 Amended Credit Facility and its 1998 Senior Debt Placement. At January 3, 1999, the Company's outstanding borrowings on the Credit Facility were $4.9 million while outstanding borrowings on the Senior Debt Placement were $35.0 million. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective the Company borrows against its credit facility at variable interest rates. The Company's senior debt placement bears interest at a fixed interest rate. For fixed rate debt, interest rate changes generally affect the fair value of the debt, but not the earnings or cash flows of the Company. Changes in the fair market value of fixed rate debt generally will not have a significant impact on the Company unless the Company is required to refinance such debt. At January 3, 1999, the carrying value of the senior debt placement approximated its fair value.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
         ------------------------------------------

         The information required by this item is incorporated by reference to pages 17 through 35 of the Company's 1998 Annual Report to Shareholders.


ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         -----------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None

                                    PART III

         The information required by this Part III is omitted from this Report in that the Company will file with the Securities and Exchange Commission a definitive proxy statement for the Annual Meeting of Shareholders of the Company to be held on May 19, 1999 (the "Proxy Statement"), not later that 120 days after January 3, 1999, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement specifically identified below which address the items set forth herein are incorporated by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The information required by this Item is incorporated by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)      The following documents are filed as part of this Report:

 1. Consolidated Financial Statements: The following Consolidated Financial Statements of the Company and Report of Independent Public Accountants, are incorporated by reference to pages 17 through 23 of the Company's 1998 Annual Report to Shareholders:

         Consolidated  Balance  Sheets--As  of January 3, 1999 and  December 28,
         1997

         Consolidated Statements of Income--For the Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996.

         Consolidated Statements of Shareholders' Equity--For the Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996.

         Consolidated Statements of Cash Flows--For the Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996.

         Notes to Consolidated Financial Statements

         Report of Independent Public Accountants

2.       Financial Statement Schedules
         -----------------------------

         No schedules submitted




(c)      Exhibits:

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
                Company and each of Messrs. Richard D. Reinhold,
                Howard W. Scott, Jr. and Richard J. Tripp

     10.3       Form of Consulting Agreement  between the Company             (2)
                and Ms. JoAnn W. Wagner, effective as of July 1, 1995

     10.4       Lease Agreement between the Company and Reed F.
                Reinhold, Rand F. Reinhold, Rena R. Qualls and Robb           (1)
                F. Reinhold, dated April 1, 1995, covering the
                Company's Corporate office building

     10.5       Credit Agreement dated as of July 11, 1996 by and             (4)
                among the Company, First Security Bank, N.A. and NBD
                Bank, together with Security Agreement and Revolving
                Credit Notes

     10.6       Stock Purchase Agreement between the Company, Wolfe           (5)
                & Associates, Inc. and certain shareholders of Wolfe
                & Associates, Inc. dated November 5, 1996

   Exhibit                                                              Incorporated by     Filed Herewith
     No.                               Exhibit                             Reference
--------------- ------------------------------------------------------ ------------------- -----------------
     10.7       Asset Purchase Agreement between the Company,                 (6)
                Execusoft, Inc. and the principals of Execusoft,
                Inc., effective as of August 27, 1997

     10.8       Asset Purchase Agreement between Wolfe & Associates,          (7)
                Inc., the Company, JesCo Technical Services, Inc.,
                and John E. Shaffer, effective September 28, 1997

     10.9       Asset Purchase Agreement between the Company,                 (8)
                Century Personnel, Inc., M.A. Jones Enterprises,
                Inc. and Michael A. Jones, effective October 27, 1997

    10.10       Asset Purchase Agreement between the Company, Aquas,          (9)
                Inc. and Abacab Software, Inc. effective August 19,
                1998

    10.11       Note Purchase Agreement dated September 1, 1999.                                 (10)

    10.12       Amended Credit Agreement dated July 27, 1998 by and                              (10)
                among the Company, The First National Bank of
                Chicago and First Security Bank, N.A., together with
                Security Agreement and Revolving Credit Notes

      13        Annual Report to Shareholders for the year ended                                 (10)
                January 3, 1999, incorporated by reference into
                Items 5 through 8 of this Annual Report on Form 10-K
                and, except as so incorporated by reference, the
                Annual Report to Shareholders is not deemed to be
                filed as part of this Report.

      21        Subsidiaries of the Company                                                      (10)

     23.2       Consent of Independent Public Accountants                                        (10)

      27        Financial Data Schedule                                                          (10)

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

(9) Incorporated by reference to the exhibits to an Amendment to Current Report on Form 8-K/A filed by the Company on August 19, 1998.

(10)     Filed herewith and attached to this Report following page 13 hereof.


(d)      Financial Statement Schedules:
         ------------------------------

         No schedules submitted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                             SOS STAFFING SERVICES, INC.

Date:  March 31, 1999                             By: /s/ Gary B. Crook
                                                     -----------------------
                                                     Gary B. Crook
                                                     Executive Vice President,
                                                     Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                       Title                                      Date
----                       -----                                      ----

/s/ JoAnn W. Wagner        Chairman of the Board and              March 31, 1999
 ------------------
JoAnn W. Wagner            Chief Executive Officer
                           (principal executive officer)

/s/ Gary B. Crook          Executive Vice President and Chief     March 31, 1999
-----------------
Gary B. Crook              Financial Officer
                           (principal accounting officer)

/s/ Michael A. Jones       Director and                           March 31, 1999
--------------------
Michael A. Jones           Executive Vice President

/s/ Richard J. Tripp       Director and                           March 31, 1999
--------------------
Richard J. Tripp           Senior Vice President

/s/ Stanley R. deWaal      Director                               March 31, 1999
---------------------
Stanley R. deWaal

/s/ Samuel C. Freitag      Director                               March 31, 1999
 --------------------
Samuel Freitag

/s/ R. Thayne Robson       Director                               March 31, 1999
--------------------
R. Thayne Robson

/s/ Randolph K. Rolf       Director                               March 31, 1999
--------------------
Randolph K. Rolf