Form 10-Q
period 1999-04-04
SOS STAFFING SERVICES INC
filed 1999-05-17
CIK 945437

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1999

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

     Yes  X                       No
         ---                         ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class of Common Stock              Outstanding at May 2, 1999
                  ---------------------              --------------------------
               Common Stock, $0.01 par value                12,691,382

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

         Condensed Consolidated Balances Sheets
As of April 4, 1999 and January 3, 1999                                                              3

         Condensed Consolidated Statements of Income
                  For the Thirteen Weeks Ended April 4, 1999 and March 29, 1998                      5

         Condensed Consolidated Statements of Cash Flows
                  For the Thirteen Weeks Ended April 4, 1999 and March 29, 1998                      6

         Notes to Condensed Consolidated Financial Statements                                        8

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                                           11

Item 3. Qualitative and Quantitative Disclosures About Market Risk                                  15


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                           16

Item 6. Exhibits and Reports on Form 8-K.                                                           16

Signatures                                                                                          17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     (000's)


                                                                     April 4,                  January 3,
                                                                      1999                       1999
                                                              ----------------------     ----------------------
CURRENT ASSETS                                                     (Unaudited)
     Cash and cash equivalents                                $              1,379       $              5,315
     Accounts receivable, less allowances of
       $1,256 and $762, respectively                                        44,992                     44,627
     Current portion of workers' compensation deposit                          600                        462
     Prepaid expenses and other                                              1,139                      1,054
     Deferred income tax asset                                               2,572                      1,849
     Income tax receivable                                                     731                        571
                                                              ----------------------     ----------------------
       Total current assets                                                 51,413                     53,878
                                                              ----------------------     ----------------------

PROPERTY AND EQUIPMENT, at cost
     Computer equipment                                                      6,932                      5,977
     Office equipment                                                        3,055                      2,917
     Leasehold improvements and other                                        2,063                      1,553
                                                              ----------------------     ----------------------
                                                                            12,050                     10,447
     Less accumulated depreciation and amortization                         (3,807)                    (3,103)
                                                              ----------------------     ----------------------
       Total property and equipment, net                                     8,243                      7,344
                                                              ----------------------     ----------------------

OTHER ASSETS
     Workers' compensation deposit, less current portion                       106                        106
     Intangible assets, less accumulated amortization
       of $7,093 and $5,872, respectively                                  124,268                    119,709
     Deposits and other assets                                               1,948                      1,872
                                                              ----------------------     ----------------------
     Total other assets                                                    126,322                    121,687
                                                              ----------------------     ----------------------

       Total assets                                           $            185,978       $           182,909
                                                              ======================     ======================


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                         (000's, except per share data)

                                                                     April 4,                  January 3,
                                                                      1999                       1999
                                                              ----------------------     ----------------------
CURRENT LIABILITIES                                                (Unaudited)
     Accounts payable                                         $              1,467       $              3,350
     Accrued payroll costs                                                   6,793                      6,805
     Current portion of workers' compensation reserve                         3166                      2,358
     Accrued liabilities                                                     2,065                      2,163
     Current portion of notes payable                                          320                        313
     Line of credit borrowings - short term                                  2,500                          -
     Accrued acquisition costs and earnouts                                  3,005                     11,900
                                                              ----------------------     ----------------------
       Total current liabilities                                            19,316                     26,889
                                                              ----------------------     ----------------------

LONG-TERM LIABILITIES
     Notes payable, less current portion                                    49,576                     39,612
     Workers' compensation reserve, less current portion                       478                        478
     Deferred income tax liability                                           1,198                        927
     Deferred compensation liabilities                                         439                        397
                                                              ----------------------     ----------------------
       Total long-term liabilities                                          51,691                     41,414
                                                              ----------------------     ----------------------

SHAREHOLDERS' EQUITY
     Common stock $0.01 par value 20,000 shares
       authorized 12,691 and 12,689 shares issued and
       outstanding, respectively                                               127                        127
     Additional paid-in capital                                             91,586                     91,564
     Retained earnings                                                      23,258                     22,915
                                                              ----------------------     ----------------------
       Total shareholders' equity                                          114,971                    114,606
                                                              ----------------------     ----------------------

       Total liabilities and shareholders' equity             $            185,978       $            182,909
                                                              ====================       ====================

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                         (000's, except per share data)

                                                                               13 Weeks Ended
                                                                  April 4, 1999             March 29, 1998
                                                              ----------------------     ----------------------
                                                                   (Unaudited)                (Unaudited)
SERVICE REVENUES                                              $             84,043         $           70,158
DIRECT COST OF SERVICES                                                     63,632                     54,152
                                                              ----------------------     ----------------------
     Gross Profit                                                           20,411                     16,006
                                                              ----------------------     ----------------------

OPERATING EXPENSES:
     Selling, general and administrative                                    17,818                     11,354
     Intangibles amortization                                                1,282                        760
                                                              ----------------------     ----------------------
       Total operating expenses                                             19,100                     12,114
                                                              ----------------------     ----------------------

INCOME FROM OPERATIONS                                                       1,311                      3,892
                                                              ----------------------     ----------------------

OTHER INCOME (EXPENSE):
     Interest expense                                                         (964)                       (33)
     Interest income                                                            49                        110
     Other, net                                                                 22                         61
                                                              ----------------------     ----------------------
       Total, net                                                             (893)                       138
                                                              ----------------------     ----------------------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                                              418                      4,030

PROVISION FOR INCOME TAXES                                                     (75)                    (1,633)
                                                              ----------------------     ----------------------

NET INCOME                                                    $                343       $              2,397
                                                              ====================       ====================

NET INCOME PER COMMON SHARE:
     Basic                                                    $               0.03       $               0.19
     Diluted                                                                  0.03                       0.19

WEIGHTED AVERAGE COMMON SHARES:
     Basic                                                                  12,690                     12,660
     Diluted                                                                12,808                     12,849

    The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements.


                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (000's)

                                                                               13 Weeks Ended
                                                                 April 4, 1999              March 29, 1998
                                                             ----------------------      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                             (Unaudited)                 (Unaudited)
Net income                                                   $                343         $             2,397
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
     Depreciation and amortization                                          1,789                       1,035
     Deferred income taxes                                                   (452)                         24
     Loss on disposition of assets                                              -                         (39)
     Changes in operating assets and liabilities:
        Accounts receivable, net                                             (642)                     (1,740)
        Workers' compensation deposit                                        (139)                         14
        Prepaid expenses and other                                            (84)                       (275)
        Deposits and other assets                                            (181)                        173
        Accounts payable                                                   (1,836)                        333
        Accrued payroll costs                                                 (13)                        331
        Workers' compensation reserve                                         809                         182
        Accrued liabilities                                                   (98)                       (425)
        Income taxes payable/receivable                                      (160)                        541
                                                             ----------------------      ----------------------
Net cash provided by (used in)
  operating activities                                                       (664)                      2,551
                                                             ----------------------      ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions of businesses
                                                                              (32)                    (20,528)
Purchases of property and equipment
                                                                           (1,406)                     (1,019)
Payments on acquisition earnouts
                                                                          (14,280)                          -
Proceeds from sale of property and equipment
                                                                                -                          60
                                                             ----------------------      ----------------------
Net cash used in investing activities                        $            (15,718)       $            (21,487)
                                                             ----------------------      ----------------------


      Theaccompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.


                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (000's)

                                                                                  13 Weeks Ended
                                                                   April 4, 1999                March 29, 1998
                                                              ------------------------     -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:                               (Unaudited)                  (Unaudited)
Proceeds from exercise of employee stock options              $                   22       $                  154
Proceeds from short term borrowings                                            2,500                           -
Proceeds from long-term borrowings                                            14,000                           -
Payments on long-term borrowings                                              (4,076)                          -
                                                              ------------------------     -------------------------
Net cash provided by financing activities                                     12,446                          154
                                                              ------------------------     -------------------------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                                        (3,936)                     (18,782)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                          5,315                       20,463
                                                              ------------------------     -------------------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                               $                1,379       $                1,681
                                                              ------------------------     -------------------------

SUPPLEMENTAL  CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                 $                1,450       $                  197
     Income taxes                                                                235                        1,134






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

         The results of operations for the thirteen-week period ended April 4, 1999 are not necessarily indicative of the results to be expected for the full year.



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

         The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS for the periods presented (in 000's except per share amounts):

                                     Net Income          Shares        Per-Share
                                     (Numerator)     (Denominator)       Amount
                                   ---------------- ----------------- --------------
Quarter Ended April 4, 1999
   Basic EPS                       $         343              12,690     $  .03


     Effect of stock options                                     118
                                   ---------------- -----------------
   Diluted EPS                     $         343              12,808     $  .03
                                   ================ =================
Quarter Ended March 29, 1998
   Basic EPS                       $       2,397              12,660     $  .19
     Effect of stock options                                     189
                                   ---------------- -----------------
   Diluted EPS                     $       2,397              12,849     $  .19
                                   ================ =================



Note 3.  Acquisitions

         Acquisition Costs and Earnouts - During the thirteen weeks ended April 4, 1999 the Company paid acquisition costs and earnouts totaling $14.3 million. As of April 4, 1999 accrued acquisition costs and earnouts totaled $3.0 million.

Note 4.  Equity Transactions

         During the thirteen weeks ended April 4, 1999, pursuant to the terms of the Company's incentive stock option plan, options to purchase 2,780 shares of common stock were exercised by employees and the Company received approximately $22,000. The Company also granted options to purchase 121,000 shares of common stock to certain employees during the thirteen weeks ended April 4, 1999.

Note 5.  Credit Facilities and Notes Payable

         The Company has an unsecured revolving credit facility with certain banks that provides for maximum borrowings of $40 million. The agreement, which provides for both short-term and long-term borrowings, expires in July 2001. Short-term borrowings bear interest at a bank's prime rate (7.75% at April 4, 1999) and long-term borrowings bear interest at LIBOR plus 1.6% (6.54% at April 4, 1999). The rate related to the amount over LIBOR may increase based upon certain financial ratios. The agreement contains an annual commitment fee of three-eighths of one percent on the unused portion payable quarterly. At April 4, 1999, the Company had $16.5 million in borrowings outstanding: $14.5 million long-term and $2.5 million short-term. The Company also had letters of credit of $5.8 million outstanding for purposes of securing its workers' compensation premium obligation. The aggregate amount of such letters of credit reduces the borrowing availability on the line of credit. At April 4, 1999, $17.7 million was available for borrowings or additional letters of credit.

         The Company also has outstanding $35 million of senior unsecured notes consisting of two pieces. The first piece consists of senior unsecured notes in the aggregate amount of $30 million with a final ten-year maturity and an average maturity of seven years at a 6.95% coupon rate. The second piece consists of senior unsecured notes in the aggregate amount of $5 million with a coupon rate of 6.72% due in a single payment in 2003.

         The Company's unsecured revolving credit facility and its senior unsecured note agreement contain certain restrictive covenants including certain debt ratios, maintenance of a minimum net worth and restrictions on the sale of capital assets. As of April 4, 1999, the Company was in compliance with the covenants.

         In connection with the terms and conditions of an acquisition the Company also has a promissory note payable for approximately $0.9 million. The note bears interest at an annual rate of 8%. The principal amount of the note, together with interest, is due and payable in twelve equal quarterly installments through September 2001. The note is subject to set-off for any indemnification claims the Company may have against the bearer.

Note 6.  Segment Reporting

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. Pursuant to SFAS No. 131, an operating segment is defined as "a component of an enterprise: 1) that engages in business activities from which it may earn revenues and incur expenses, 2) for which discrete financial information is available, and 3) that is regularly reviewed by the enterprise's chief operating decision maker to make decisions about allocation of resources.

         Based on the types of services offered to customers, the Company has identified two reportable operating segments: commercial staffing and information technology ("IT") segments. The commercial staffing segment provides staffing solutions to companies by furnishing temporary clerical, industrial, light-industrial, technical, and professional services. The IT segment provides staffing, outsourcing, and consulting services in IT related fields.

         Information concerning continuing operations by operating segment for each of the thirteen weeks ended April 4, 1999 and March 29, 1998 is as follows (in 000's):

                   Segment Service Revenues & Operating Profit

                                                  (Unaudited)
                                             Thirteen Weeks Ended
                                   April 4, 1999             March 29, 1998
                         ------------------------- --------------------------
Revenues
   Commercial                   $         60,724         $           54,714
   IT                                     23,319                     15,444
                         ------------------------- --------------------------
                                $         84,043         $           70,158
                         ========================= ==========================

Operating Profit
   Commercial                   $            952         $            2,092
   IT                                      1,164                      2,107
   Other (unallocated)                      (805)                      (307)
                         ------------------------- --------------------------
                                $          1,311         $            3,892
                         ========================= ==========================




                                 Segment Assets

                                   April 4, 1999             January 3, 1999
                              ------------------------- ------------------------
Identifiable Assets                 (Unaudited)
   Commercial                        $         91,688          $     97,339
   IT                                          90,280                82,552
   Other (unallocated)                          4,010                 3,018
                              ------------------------- ------------------------
                                     $        185,978          $    182,909
                              ========================  ========================

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

Business Segments

         The Company's operations are grouped into two identifiable operating segments: commercial staffing and information technology ("IT"). The commercial staffing segment provides staffing solutions to companies by furnishing temporary clerical, industrial, light-industrial, engineering, and professional services. The IT segment provides staffing, outsourcing, and consulting services in IT related fields.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to service revenues of selected income statement items for the Company on a consolidated basis and by operating segment:

                                                                     Thirteen Weeks Ended
                                                                --------------------------------
                                                                   April 4,     March 29, 1998
Consolidated                                                         1999
                                                                --------------- ----------------
Service revenues                                                       100.0%           100.0%
Direct cost of services                                                 75.7             77.2
                                                                --------------- ----------------
Gross profit                                                            24.3             22.8
                                                                --------------- ----------------
Operating expenses:
   Selling, general and administrative expenses                         21.2             16.2
   Intangibles amortization                                              1.5              1.1
                                                                --------------- ----------------
     Total operating expenses                                           22.7             17.3
                                                                --------------- ----------------
Operating income                                                         1.6%             5.5%
                                                                =============== ================

Commercial Staffing Segment
Service revenues                                                       100.0%           100.0%
Direct cost of services                                                 78.4             79.4
                                                                --------------- ----------------
                                                                --------------- ----------------
Gross profit                                                            21.6             20.6
                                                                --------------- ----------------
                                                                --------------- ----------------
Operating expenses:
   Selling, general and administrative expenses                         19.0             16.0
   Intangible amortization                                               1.0              0.8
                                                                --------------- ----------------
     Total operating expenses                                           20.0             16.8
                                                                --------------- ----------------
Operating income                                                         1.6%             3.8%
                                                                =============== ================

IT Segment
Service revenues                                                       100.0%           100.0%
Direct cost of services                                                 68.7             69.1
                                                                --------------- ----------------
                                                                --------------- ----------------
Gross profit                                                            31.3             30.9
                                                                --------------- ----------------
                                                                --------------- ----------------
Operating expenses:
   Selling, general and administrative expenses                         23.4             15.2
   Intangible amortization                                               2.9              2.1
                                                                --------------- ----------------
     Total operating expenses                                           26.3             17.3
                                                                --------------- ----------------
                                                                --------------- ----------------
Operating income                                                         5.0%            13.6%
                                                                =============== ================

Consolidated

Service Revenues: Service revenues for the thirteen weeks ended April 4, 1999 were $84.0 million, an increase of $13.9 million, or 19.8%, compared to sales of $70.1 million for the thirteen weeks ended March 29, 1998. Of the $13.9 million increase, $12.4 million was attributable to businesses acquired subsequent to March 29, 1998 and $1.5 million was from internal growth (including new offices offset by office closures).

Gross Profit: Gross profit for the thirteen weeks ended April 4, 1999 and March 29, 1998 was $20.4 million and $16.0 million, respectively, an increase of $4.4 million or 27.5%. Gross profit margin for the first quarter of 1999 was 24.3%, compared to 22.8% for the first quarter of 1998, reflecting a company wide margin improvement program implemented by management, coupled with an increased mix of higher-margin IT business.

Operating  Expenses:  Total  operating  expenses,  as a percentage  of revenues, increased from 17.3% to 22.7% for the thirteen weeks ended March 29, 1998 and April 4, 1999, respectively. The increase was due primarily to acquisitions of companies with higher operating costs, increased amortization expense from acquisitions and an increase in the Company's credit losses, including additional reserves against bad debt. The Company also realized additional costs associated with management changes and continued costs associated with integrating and relocating the Company's Inteliant subsidiary from New Mexico to Salt Lake City, Utah.

Operating Income: Operating income decreased approximately $2.6 million, or 66.7% to $1.3 million, for the thirteen weeks ended April 4, 1999, from $3.9 million for the thirteen weeks ended March 29, 1998. Operating margin, as a percentage of revenues, was 1.6% compared 5.5% for the quarter ended April 4, 1999 and March 29, 1998, respectively. The decrease in operating margin was due primarily to the increase in operating expenses.

Income Taxes: The effective combined federal and state income tax rate was 18.0% for the thirteen weeks ended April 4, 1999 compared to 40.5% for the thirteen weeks ended March 29, 1998. The decrease in the combined tax rate was due to lower earnings combined with income tax credits earned through specific government-sponsored hiring incentives. The reduction offered by tax credits was partially offset by an increase in non-deductible amortization relating to certain acquisitions and increased operations in states which assess higher state tax rates.

Commercial Staffing Segment

Service Revenues: Substantially all of the Company's service revenues are based on the time worked by its temporary staffing employees on customer assignments and from permanent placement of personnel with customers. Service revenues are recognized as income at the time service is provided. Service revenues for the commercial staffing segment increased by $6.0 million, or 11.0%, to $60.7 million for the quarter ended April 4, 1999, compared to $54.7 million for the quarter ended March 29, 1998. Of the $6.0 million increase, $5.8 million was attributable to offices acquired subsequent to March 29, 1998, and $0.2 million was from internal growth.

Gross Profit: The Company defines gross profit as service revenues less the cost of providing services, which includes wages, employer payroll taxes (FICA, unemployment and other general payroll costs) and workers' compensation costs related to temporary staffing employees. Gross profit margin was 21.6% for the thirteen weeks ended April 4, 1999, compared to 20.6% for the thirteen weeks ended March 29, 1998. The growth reflects an increase in higher-margin specialty business contributed by some of the acquisitions.

Operating Expenses: Operating expenses include, among other things, staff compensation, rent, recruitment and retention of temporary staffing employees, costs associated with opening new offices, depreciation, intangible amortization and advertising.

Operating expenses, excluding intangibles amortization, as a percentage of service revenues were 16.0% compared to 19.0% for the thirteen weeks ended March 29, 1998 and April 4, 1999, respectively. The increase was attributable to acquisitions of companies with higher operating cost structures, an increase in credit losses, including additional reserves for uncollectible accounts, and an increase in depreciation.

Intangibles amortization as a percentage of service revenues was 0.8% and 1.0% for the quarter ended March 29, 1998 and April 4, 1999, respectively. The increase is due to increased acquisitions and earnouts for 1998 and 1999.

Operating Income: Operating income for the quarter ended April 4, 1999 was $1.0 million, a reduction of $1.1 million, or 54.5%, from $2.1 million for the quarter ended March 29, 1998. Operating margin for the quarter ended April 4, 1999 was 3.8%, compared to 1.6% for the quarter ended March 29, 1998. The decrease in operating margin was due largely to the increase in selling, general and administrative expenses and intangibles amortization.

IT Segment

Service Revenues: IT segment service revenues are generally based on the time worked by temporary staffing and consulting employees on customer assignments, or when staff is placed on a permanent basis with the customer. Service revenues increased $7.9 million, or 51.0%, to $23.3 million from $15.4 million for the quarter ended April 4, 1999 and March 19, 1998, respectively. The change was primarily attributable to offices acquired subsequent to the period ended March 29, 1998, which accounted for approximately $6.3 million of the increase.
Internal growth accounted for the remaining $1.6 million. The increase in internal growth is generally consistent with an increase in billable hours.

Gross Profit: The Company defines gross profit as service revenues less the cost of providing services. Such costs include wages, employer payroll taxes (FICA, unemployment and other general payroll costs), and workers' compensation costs related to temporary staffing and consulting employees; costs related to outside consultants and independent contractors utilized by the Company; and other direct costs associated with any consulting engagement. Gross profit for the thirteen weeks ended April 4, 1999 was $7.3 million, an increase of $2.5 million, or 52.1%, compared to $4.8 million for the thirteen weeks ended March 29, 1998. Gross profit margin was 31.3%, compared to 30.9% for the quarter ended April 4, 1999 and March 29, 1998, respectively.

Operating Expenses: Operating expenses, excluding intangibles amortization, as a percentage of service revenues were 15.1% and 23.3% for the thirteen weeks ended March 29, 1998 and April 4, 1999, respectively. The increase reflects the acquisition of companies with higher operating cost structures, an increase in credit losses, inlcuding additional reserves for uncollectible accounts, as well as additional management changes and costs related to relocating the Company's Inteliant subsidiary.

Intangibles amortization as a percentage of revenues was 2.1% for the thirteen weeks ended March 29, 1998 and 2.9% for the thirteen weeks ended April 4, 1999. The change was due to increased IT acquisitions and earnouts for 1998 and 1999.

Operating Income: Operating income for the thirteen weeks ended April 4, 1999 was $1.2 million, a decrease of $0.9 million, or 42.8%, from $2.1 million for the thirteen weeks ended March 29, 1998. Operating margin was 5.0%, compared to 13.6% for the quarter ended April 4, 1999 and March 29, 1998, respectively. The decrease in operating income was due primarily to the increase in operating expenses.

Liquidity and Capital Resources

         For the thirteen weeks ended April 4, 1999 net cash used in operating activities was $0.6 million, compared to net cash provided by operating activities of $2.6 million for the thirteen weeks ended March 29, 1998. The change in operating cash flow was primarily a result of lower net income and a reduction in accounts payable, offset by increased depreciation and amortization.

         The Company's investing activities used $1.4 million to purchase property and equipment, and $14.3 million for acquisitions and earnouts during the thirteen weeks ended April 4, 1999.

         The Company's financing activities provided net proceeds of $12.5 million, primarily from borrowings against the Company's revolving credit facility. The unsecured credit facility provides for maximum borrowings of $40 million. The agreement, which provides for both short-term and long-term borrowings, expires in July 2001. Short-term borrowings bear interest at a bank's prime rate (7.75% at April 4, 1999) and long-term borrowings bear interest at LIBOR plus 1.6% (6.54% at April 4, 1999). As of April 4, 1999, $17.7 million was available for borrowings or additional letters of credit.

         Management believes that the present credit facilities, together with cash reserves and cash flow from operations, will be sufficient to fund the Company's operations and capital expenditure requirements for at least the next 12 months. However, if the Company were to expand its operations significantly, especially through acquisitions, additional capital may be required. There can be no assurance that the Company will be able to obtain additional capital at acceptable rates.

Year 2000 Compliance

         Management of the Company believes that it is adequately addressing the year 2000 ("Y2K") problem. In short, the Y2K problem is a result of IT and systems being designed to recognize the year portion of a date as two rather than four digits, which means that years coded "00" are recognized by many systems as the year 1900, not the year 2000. As a result, certain hardware and software products and other products using computer chip technology may not properly function or may fail beginning in year 2000.

         As part of the Company's internal quality system based on the principles of ISO 9002, the Company has formed an internal task force to identify, address, and remedy Y2K issues. The Company's information system for its primary commercial staffing operations has been tested and is believed to be Y2K compliant. Additionally, the Company is currently implementing new financial system software that has been warranted by the developer to be Y2K compliant. The Company is also in the process of assessing and testing the information systems of its Inteliant subsidiary and certain other independent systems within the Company. Such assessment and testing should be completed by mid-1999.

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

         The Company has developed an assessment program for each of its branch offices to assess imbedded chip technology for Y2K compliance. Many products or systems contain imbedded computer chips that may or may not be Y2K compliant. Examples of such items include elevators, alarm systems, HVAC units and thermostats, telephone and voicemail systems. The Company believes that its program for assessing imbedded chip technology will be completed by mid-1999.

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

         The Company estimates that approximately $150,000 will be incurred in verifying its Y2K compliance. The majority of costs will be directed to independent sources for testing of the procedures the Company has implemented. The costs related to the Company's Y2K compliance program have not had, and are not expected to have, a material impact on the financial condition, the results of operations or cash flows of the Company.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

         The Company is exposed to interest rate changes primarily in relation to its revolving credit facility and its senior unsecured notes. At April 4, 1999, the Company's outstanding borrowings on the Credit Facility were $16.5 million, while outstanding borrowings on the senior notes were $35.0 million. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company borrows against its credit facility at variable interest rates. The Company's senior debt placement bears interest at a fixed interest rate. For fixed rate debt, interest rate changes generally affect the fair value of the debt, but not the earnings or cash flows of the Company. Changes in the fair market value of fixed rate debt generally will not have a significant impact on the Company unless the Company is required to refinance such debt. At April 4, 1999, the carrying value of the senior debt placement approximated its fair value.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits or administrative actions. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes to be reasonable and prudent; however, there can be no assurance that such insurance will be adequate to cover all risks to which the Company may be exposed. The principal risks covered by insurance include worker's compensation, personal injury, bodily injury, property damage, errors and omissions, fidelity and crime losses, employer practices liability and general liability.

         There is no pending or threatened litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.



Item 6. Exhibits and Reports on Form 8-K.

         a) Exhibit 27 - Financial Data Schedule, filed herewith.

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SOS STAFFING SERVICES, INC.
                                            Registrant



         Dated: May 14, 1999                  /s/ JoAnn W. Wagner
                                              -------------------
                                             JoAnn W. Wagner
                                             Chairman, President and
                                             Chief Executive Officer



         Dated: May 14, 1999                 /s/ Gary B. Crook
                                             --------------------
                                             Gary B. Crook
                                             Executive Vice President and
                                             Chief Financial Officer