Form 10-Q
period 1999-07-04
SOS STAFFING SERVICES INC
filed 1999-08-18
CIK 945437

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 4, 1999

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

     Yes  X                   No
        -----                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



   Class of Common Stock                       Outstanding at August 16, 1999
   ---------------------                       ------------------------------
Common Stock, $0.01 par value                              12,691,382

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
                  As of July 4, 1999 and January 3, 1999                                                       3

         Condensed Consolidated Statements of Income
                  For the Thirteen and Twenty-six Weeks Ended July 4, 1999 and June 28, 1998                   5

         Condensed Consolidated Statements of Cash Flows
                  For the Twenty-six Weeks Ended July 4, 1999 and June 28, 1998                                6

         Notes to Condensed Consolidated Financial Statements                                                  8

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                                                     11

Item 3. Qualitative and Quantitative Disclosures About Market Risk                                            16



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                     17

Item 4. Submission of Matters to a Vote of Security Holders                                                   17

Item 6. Exhibits and Reports on Form 8-K                                                                      17

Signatures                                                                                                    18

         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                   (in 000's)
                                                           July 4,     January 3,
                                                            1999         1999
                                                          ---------    ---------
                                                         (Unaudited)
 CURRENT ASSETS
    Cash and cash equivalents                                   870        5,315
    Accounts receivable, less allowances of
        $1,349 and $762, respectively                        49,350       44,627
    Current portion of workers' compensation deposit            600          462
    Prepaid expenses and other                                1,398        1,054
    Deferred income tax asset                                 2,800        1,849
    Income tax receivable                                      --            571
                                                          ---------    ---------
        Total current assets                                 55,018       53,878
                                                          ---------    ---------
PROPERTY AND EQUIPMENT, at cost
    Computer equipment                                        8,135        5,977
    Office equipment                                          3,393        2,917
    Leasehold improvements and other                          1,863        1,553
                                                          ---------    ---------
                                                             13,391       10,447
    Less accumulated depreciation and amortization           (4,208)      (3,103)
                                                          ---------    ---------
        Total property and equipment, net                     9,183        7,344
                                                          ---------    ---------
OTHER ASSETS
    Workers' compensation deposit, less current portion         106          106
    Intangible assets, less accumulated amortization
        of $8,425 and $5,872, respectively                  131,324      119,709
    Deposits and other assets                                 1,840        1,872
                                                          ---------    ---------
    Total other assets                                      133,270      121,687
                                                          ---------    ---------
        Total assets                                      $ 197,471    $ 182,909
                                                          =========    =========


    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                         (000's, except per share data)
                                                               July 4,    January 3,
                                                                 1999        1999
                                                              ----------  ----------
                                                             (Unaudited)
 CURRENT LIABILITIES
    Accounts payable                                          $  3,578   $  3,350
    Accrued payroll costs                                        7,564      6,805
    Current portion of workers' compensation reserve             3,626      2,358
    Accrued liabilities                                          2,967      2,163
    Accrued acquisition costs and earnouts                       5,902     11,900
    Line of credit borrowings - short term                       1,807       --
    Current portion of notes payable                               326        313
    Income taxes payable                                           219       --
                                                              --------   --------
       Total Current liabilities                                25,989     26,889
                                                              --------   --------
LONG-TERM LIABILITIES
    Notes payable, less Current portion                         52,489     39,612
    Workers' compensation reserve, less current portion            532        478
    Deterred income tax liability                                1,327        927
    Deferred compensation liabilities                              560        397
                                                              --------   --------
       Total long-term liabilities                              54,908     41,414
                                                              --------   --------
SHAREHOLDERS' EQUITY
    Common stock $0.01 I par value 20,000 shares authorized
       12,69 1 and 12,689 shares issued and
       outstanding, respectively                                   127        127
    Additional paid-in capital                                  91,586     91,564
    Retained earnings                                           24,861     22,915
                                                              --------   --------
       Total shareholders' equity                              116,574    114,606
                                                              --------   --------
       Total liabilities and shareholders' equity             $197,471   $182,909
                                                              ========   ========


    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.


                           SOS STAFFING SERVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                         (000's, except per share data)

                                              13 Weeks Ended              26 Weeks Ended
                                        July 4, 1999   June 28, 1998  July4,1999  June 28,1998
                                        ------------   -------------  ----------  ------------
                                          (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)
SERVICE REVENUES                         $  92,419    $  82,414    $ 176,462    $ 152,572
DIRECT COST OF SERVICES                     70,041       63,290      134,315      117,593
                                         ---------    ---------    ---------    ---------
   Gross Profit                             22,378       19,124       42,147       34,979
                                         ---------    ---------    ---------    ---------
OPERATING EXPENSES
   Selling, general and administrative      17,437       12,958       34,612       24,160
   Intangibles amortization                  1,347          891        2,630        1,652
                                         ---------    ---------    ---------    ---------
      Total operating expenses              18,784       13,849       37,242       25,812
                                         ---------    ---------    ---------    ---------
INCOME FROM OPERATIONS                       3,594        5,275        4,905        9,167
                                         ---------    ---------    ---------    ---------
OTHER INCOME (EXPENSE)
   Interest expense                         (1,000)        (240)      (1,964)        (273)
   Interest income                              29          108           77          218
   Other, net                                   27          (29)          51           32
                                         ---------    ---------    ---------    ---------
      Total, net                              (944)        (161)      (1,836)         (23)
                                         ---------    ---------    ---------    ---------
INCOME BEFORE PROVISION FOR
   INCOME TAXES                              2,650        5,114        3,069        9,144
PROVISION FOR INCOME TAXES                  (1,047)      (2,079)      (1,123)      (3,712)
                                         ---------    ---------    ---------    ---------
NET INCOME                               $   1,603    $   3,035    $   1,946    $   5,432
                                         =========    =========    =========    =========
NET INCOME PER COMMON SHARE
   Basic                                 $    0.13    $    0.24    $    0.15    $    0.43
   Diluted                               $    0.13    $    0.24    $    0.15    $    0.42

WEIGHTED AVERAGE COMMON SHARES
   Basic                                    12,691       12,671       12,691       12,666
   Diluted                                  12,691       12,872       12,732       12,859


    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                          SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                Increase (Decrease) in Cash and Cash Equivalents
                                   (in 000's)

                                                                  26 Weeks Ended
                                                            July 4,1999   June 28, 1998
                                                            -----------   -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:                       (Unaudited)   (Unaudited)
Net income                                                     1,946      5,432
 Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
     Depreciation and amortization                             3,672      2,274
     Deferred income taxes                                      (550)        95
     Loss on disposition of assets                              --           12
     Changes in operating assets and liabilities:
       Accounts receivable, net                               (5,000)    (7,389)
       Workers' compensation deposit                            (138)        14
       Prepaid expenses and other                               (344)      (312)
       Deposits and other assets                                  47        177
       Accounts payable                                          228      1,488
       Accrued payroll costs                                     759        511
       Workers' compensation reserve                           1,322       (529)
       Accrued liabilities                                       539        145
       Income taxes payable/receivable                           790       (854)
                                                             -------    -------
   Net cash provided by operating activities                   3,271      1,064
                                                             -------    -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for acquisitions of businesses                        (32)   (37,245)
 Purchases of property and equipment                          (2,898)    (2,033)
 Payments on acquisition earnouts                            (19,504)       --
 Proceeds from sale of property and equipment                   --           60
                                                             -------    -------
   Net cash used in investing activities                     (22,434)   (39,218)
                                                             -------    -------


    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                Increase (Decrease) in Cash and Cash Equivalents
                                   (in 000's)

                                                                           26 Weeks Ended
                                                                   July 4,1999         June 28,1998
                                                                   -----------        --------------
 CASH FLOWS FROM FINANCING ACTIVITIES:                             (Unaudited)          (Unaudited)
 Proceeds from exercise of employee stock options                  $        22        $          312
 Proceeds from long-term borrowings                                     18,850                23,000
 Payments on long-term borrowings                                       (4,154)                  --
                                                                   -----------        --------------
   Net cash provided by financing activities                            14,718                23,312
                                                                   -----------        --------------
 NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                                 (4,445)              (14,843)

 CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                   5,315                20,463
                                                                   -----------        --------------
 CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                    $       870        $        5,620
                                                                   ===========        ==============
 SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                       $     1,772        $          259
    Income taxes                                                   $       431        $        4,471


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

         In accordance with industry practice, during the thirteen weeks ended July 4, 1999, the Company made the decision to classify commissions related to permanent placement revenues as a component of direct cost of services rather than as selling, general and administrative expenses. The amount reclassified in the twenty-six week period ended July 4, 1999 financial information related to the thirteen week period ended March 28, 1999 was approximately $0.7 million. The amounts reclassified for the thirteen and twenty-six week periods ended June 28, 1998 were approximately $0.1 and $0.3 million, respectively. The accompanying condensed statements of income reflect these reclassifications.

         The results of operations for the interim periods indicated are not necessarily indicative of the results to be expected for the full year.


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

         The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS for the periods presented (in 000's except per share amounts):

                                Thirteen Weeks Ended July 4,1999                 Thirteen Weeks Ended June 28, 1998
                            ------------------------------------------      --------------------------------------------
                                                             Per Share                                         Per Share
                            Net Income        Shares            Amount         Net Income        Shares           Amount
                            --------------------------------------------------------------------------------------------
  Basic EPS                 $      1,603         12,691    $      0.13      $       3,035         12,671     $      0.24
  Effect of Stock Options                           --                                               201
                            ---------------------------                     ----------------------------
  Diluted EPS                      1,603         12,691    $      0.13              3,035         12,872     $      0.24
                            ===========================                     ============================
                               Twenty-six Weeks Ended July 4, 1999                 Twenty-six Weeks Ended June 28,1998
                            -----------------------------------------       --------------------------------------------
                                                            Per Share                                          Per Share
                              Net Income      Shares           Amount           Net Income        Shares          Amount
                            --------------------------------------------------------------------------------------------
  Basic EPS                        1,946         12,691    $      0.15      $       5,432         12,666     $      0.43
  Effect of Stock Options                            41                                              193
                            ------------------------------------------      ----------------------------
  Diluted EPS               $      1,946         12,732    $      0.15      $       5,432         12,859     $      0.42
                            ==========================================      ============================


Note 3.  Acquisitions

         Acquisition Costs and Earnouts - Certain of the Company's acquisitions have contingent earnout components of the purchase price. Earnout amounts are accrued when payments become probable, which also increases the amount of goodwill related to the acquisitions. During the twenty-six weeks ended July 4, 1999 the Company paid acquisition costs and earnouts totaling $19.5 million. As of July 4, 1999 accrued acquisition costs and earnouts totaled $5.9 million.

Note 4.  Equity Transactions

         During the twenty-six weeks ended July 4, 1999, pursuant to the terms of the Company's incentive stock option plan, options to purchase 2,780 shares of common stock were exercised by employees and the Company received approximately $22,000. The Company also granted options to purchase 123,500 shares of common stock to certain employees during the twenty-six weeks ended July 4, 1999.

Note 5.  Credit Facilities and Notes Payable

         The Company has an unsecured revolving credit facility with certain banks that provides for maximum borrowings of $40 million. The agreement, which provides for both short-term and long-term borrowings, expires in July 2001. Short-term borrowings bear interest at a bank's prime rate. Long-term borrowings bear interest at LIBOR plus an applicable margin, ranging from 1.0% to 2.0%, dependent on certain financial ratios; the current applicable margin is 1.6%. The rate related to the amount over LIBOR may increase based upon certain financial ratios. The agreement contains an annual commitment fee of three-eighths of one percent on the unused portion payable quarterly.

         At July 4, 1999, the Company had $18.8 million in borrowings outstanding: $17.0 million long-term ($13.0 million at 6.97% and $4.0 million at 6.93%) and $1.8 million short-term (at 7.75%). The Company also had letters of credit of $6.2 million outstanding for purposes of securing its workers' compensation premium obligation. The aggregate amount of such letters of credit reduces the borrowing availability on the line of credit. At July 4, 1999, $15.0 million was available for borrowings or additional letters of credit.

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

         The Company's unsecured revolving credit facility and its senior unsecured note agreement contain certain restrictive covenants including certain debt ratios, maintenance of a minimum net worth and restrictions on the sale of capital assets. As of July 4, 1999, the Company was in compliance with the covenants.

         In connection with the terms and conditions of an acquisition the Company also has a promissory note payable for approximately $0.8 million. The note bears interest at an annual rate of 8%. The principal amount of the note, together with interest, is due and payable in twelve equal quarterly installments through September 2001. The note is subject to set-off for any indemnification claims the Company may have against the bearer.

Note 6.  Segment Reporting

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131") effective for periods beginning after December 15, 1997. Pursuant to SFAS No. 131, an operating segment is defined as "a component of an enterprise: 1) that engages in business activities from which it may earn revenues and incur expenses, 2) for which discrete financial information is available, and 3) that is regularly reviewed by the enterprise's chief operating decision maker to make decisions about allocation of resources.

         Based on the types of services offered to customers, the Company has identified two reportable operating segments: commercial staffing and information technology ("IT"). The commercial staffing segment provides staffing solutions to companies by furnishing temporary clerical, industrial, light-industrial, technical, and professional services as well as permanent placement services. The IT segment provides staffing, outsourcing, and consulting services in IT related fields.

         Information concerning continuing operations by operating segment for each of the thirteen and twenty-six week periods ended July 4, 1999 and June 28, 1998 is as follows (in 000's):



     Segment Service Revenues & Operating Profit

                                       Thirteen Weeks Ended                         Twenty-six Weeks Ended
                              ---------------------------------------    ---------------------------------------
                                 July 4, 1999           June 28, 1998          July 4, 1999        June 28, 1998
                              ---------------         ---------------    ------------------       --------------
     Revenues                    (Unaudited)             (Unaudited)           (Unaudited)          (Unaudited)
       Commercial              $      66,351          $    63,149        $       127,075          $    117,863
       IT                             26,068               19,265                 49,387                34,709
                              ------------------------------------       ---------------------------------------
                               $      92,419          $    82,414        $       176,462          $    152,572
                              ====================================       =======================================
     Operating Profit
       Commercial              $       2,434          $     3,184        $         3,390          $      5,276
       IT                              2,035                2,711                  3,199                 4,818
       Other (unallocated)              (875)                (620)                (1,684)                 (926)
                              ------------------------------------       ---------------------------------------
                               $       3,594          $     5,275        $         4,905          $      9,168
                              ====================================       =======================================


     Segment Assets

                                                        July 4, 1999         January 3, 1999
                                                      ----------------       ---------------
     Identifiable Assets                                (Unaudited)
       Commercial                                     $         94,221        $       97,339
       IT                                                       99,743                82,552
       Other (unallocated)                                       3,507                 3,018
                                                      -----------------       ---------------
                                                      $         197,471       $       182,909
                                                      =================       ===============

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

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to service revenues of selected income statement items for the Company on a consolidated basis and by operating segment:

                                                        Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                               ----------------------------------     ----------------------------------

Consolidated                                      July 4, 1999       June 28, 1998       July 4, 1999       June 28, 1998
                                               -----------------    ---------------   -----------------    ----------------

Service revenues                                    100.0%              100.0%             100.0%                  100.0%
Direct cost of services                              75.8                76.8               76.1                    77.1
                                                    -----               -----              -----                   -----
Gross profit                                         24.2                23.2               23.9                    22.9
                                                    -----               -----              -----                   -----
Operating expenses:
   Selling, general and administrative expenses      18.9                15.7               19.6                    15.9
   Intangibles amortization                           1.5                 1.1                1.5                     1.1
                                                    -----               -----              -----                   -----
     Total operating expenses                        20.3                16.8               21.1                    17.0
                                                    -----               -----              -----                   -----
Operating income                                      3.9%                6.4%               2.8%                    5.9%
                                                    -----               -----              -----                   -----

Commercial Staffing Segment
Service revenues                                    100.0%              100.0%             100.0%                  100.0%
Direct cost of services                              78.6                78.9               79.0                    79.3
                                                    -----               -----              -----                   -----
Gross profit                                         21.4                21.1               21.0                    20.7
                                                    -----               -----              -----                   -----
Operating expenses:
   Selling, general and administrative expenses      16.7                15.4               17.3                    15.5
   Intangible amortization                            0.9                 0.7                1.0                     0.7
                                                    -----               -----              -----                   -----
     Total operating expenses                        17.7                16.0               18.3                    16.3
                                                    -----               -----              -----                   -----
Operating income                                      3.7%                5.0%               2.7%                    4.5%
                                                    -----               -----              -----                   -----

IT Segment
Service revenues                                    100.0%              100.0%             100.0%                  100.0%
Direct cost of services                              68.5                69.9               68.6                    69.5
                                                    -----               -----              -----                   -----
Gross profit                                         31.5                30.1               31.4                    30.5
                                                    -----               -----              -----                   -----
Operating expenses:
   Selling, general and administrative expenses      20.9                13.7               22.1                    14.3
   Intangible amortization                            2.8                 2.4                2.9                     2.3
                                                    -----               -----              -----                   -----
     Total operating expenses                        23.7                16.1               24.9                    16.6
                                                    -----               -----              -----                   -----
Operating income                                      7.8%               14.0%               6.5%                   13.9%
                                                    -----               -----              -----                   -----

Consolidated

Service Revenues: Service revenues for the thirteen weeks ended July 4, 1999 were $92.4 million, an increase of $10.0 million, or 12.1%, compared to sales of $82.4 million for the thirteen weeks ended June 28, 1998. Of the $10.0 million increase, $6.2 million was attributable to businesses acquired and $3.8 million was from internal growth (including new offices offset by office closures). For the twenty-six weeks ended July 4, 1999, service revenues were $176.5 million, an increase of $23.9 million or 15.7%, compared to sales of $152.6 million for the twenty-six weeks ended June 28, 1998. The increase in sales was attributable to $18.6 million in sales contributed by new acquisitions while $5.3 million was from internal growth (including new offices offset by office closures).

Gross Profit: In accordance with industry practice, during the thirteen weeks ended July 4, 1999, the Company made the decision to classify commissions related to permanent placement revenues as a component of direct cost of services rather than as selling, general and administrative expenses. The amount reclassified in the twenty-six weeks ended July 4, 1999 financial information related to the thirteen weeks ended March 28, 1999 was approximately $0.7 million. The amounts reclassified for the thirteen and twenty-six week periods ended June 28, 1998 were approximately $0.1 and $0.3 million, respectively.

Gross profit for the thirteen weeks ended July 4, 1999 and June 28, 1998 was $22.4 million and $19.1 million, respectively, an increase of $3.3 million or 17.3%. For the thirteen weeks ended July 4, 1999 and June 28, 1998, gross profit margin was 24.2% and 23.2%, respectively. The margin improvement over last year is primarily a result of an increase in pricing and new higher-margin business supplied by the Company's Inteliant subsidiary, coupled with a company-wide price-management program implemented by management. For the twenty-six weeks ended July 4, 1999 gross profit increased $7.1 million, or 20.3%, to $42.1 million from $35.0 million for the twenty-six weeks ended June 28, 1998. For the twenty-six weeks ended July 4, 1999 gross profit margin was 23.9% compared to 22.9% for the twenty-six weeks ended June 28, 1998.

Operating Expenses: Total operating expenses, as a percentage of revenues, for the thirteen-weeks ended July 4, 1999 increased to 20.3% from 16.8% for the thirteen weeks ended June 28, 1998. For the twenty-six weeks ended July 4, 1999, total operating expenses, as a percentage of revenue, were 21.1% compared to 17.0% for the twenty-six weeks ended June 28, 1998. The change was due primarily to acquisitions of companies with higher operating cost structures, increased amortization expense from acquisitions and earnouts, and an increase in the Company's credit losses.

Operating Income: Operating income decreased approximately $1.7 million, or 32.1%, to $3.6 million, for the thirteen weeks ended July 4, 1999, from $5.3 million for the twenty-six weeks ended June 28, 1998. Operating margin, as a percentage of revenues, was 3.9% for the thirteen weeks ended July 4, 1999, compared to 6.4% for the thirteen weeks ended June 28, 1998. For the twenty-six weeks ended July 4, 1999 operating income was $4.9 million, a decrease of approximately $4.3 million, or 46.7%, from $9.2 million for the twenty-six weeks ended June 28, 1998. Operating margin, as a percentage of revenues, was 2.8% compared 5.9% for the twenty-six week period ended July 4, 1999 and June 28, 1998, respectively. The decrease in operating margin was due primarily to the increase in operating expenses.

Income Taxes: The effective combined federal and state income tax rate was 39.5% for the thirteen weeks ended July 4, 1999, compared to 40.7% for the thirteen weeks ended June 28, 1998. The effective combined federal and state income tax rate was 36.6% for the twenty-six weeks ended July 4, 1999 compared to 40.6% for the twenty-six weeks ended June 28, 1998. The decrease in the combined tax rate was due primarily to lower earnings combined with income tax credits earned through specific government-sponsored hiring incentives. The reduction offered by tax credits was partially offset by an increase in non-deductible amortization relating to certain acquisitions and increased operations in states which assess higher state tax rates.

Commercial Staffing Segment

Service Revenues: Substantially all of the Company's service revenues are based on the time worked by its temporary staffing employees on customer engagements and from permanent placement of personnel with customers. Service revenues generated from temporary assignments are recognized as income at the time service is provided, while service revenues generated from permanent placement services are recognized at the time of contract for those services. Service revenues for the commercial staffing segment increased by $3.3 million, or 5.2%, to $66.4 million for the thirteen weeks ended July 4, 1999, compared to $63.1 million for the thirteen weeks ended June 28, 1998. Of the $3.3 million increase, $2.3 million was attributable to offices acquired subsequent to June 28, 1998, and $1.0 million was from internal growth (including new offices offset by office closures). For the twenty-six weeks ended July 4, 1999, service revenues for the commercial staffing segment increased by $9.2 million, or 7.8%, to $127.1 million compared to $117.9 million for the twenty-six weeks ended June 28, 1998. The $9.2 million increase was attributable primarily to internal growth of $1.2 million and $8.0 million contributed by acquisitions.

Gross Profit: The Company defines gross profit as service revenues less the cost of providing services, which includes wages and permanent placement commissions, employer payroll taxes (FICA, unemployment and other general payroll costs) and workers' compensation costs related to temporary staffing employees and permanent placement counselors. Gross profit margin was 21.4% for the thirteen weeks ended July 4, 1999, compared to 21.1% for the thirteen weeks ended June 28, 1998. For the twenty-six weeks ended July 4, 1999 and June 28, 1998, gross profit margin was 21.0% and 20.7%, respectively. The growth reflects an increase in higher-margin specialty business contributed by some of the acquisitions.

Operating Expenses: Operating expenses include, among other things, staff compensation, rent, recruitment and retention of temporary staffing employees, costs associated with opening new offices, depreciation, intangibles amortization and advertising.

Operating expenses, excluding intangibles amortization, as a percentage of service revenues were 16.7% for the thirteen-weeks ended July 4, 1999, compared to 15.4% for the thirteen weeks ended June 28, 1998. The increase was due primarily to an increased operating cost structure related to acquisitions; additionally, the company realized increased depreciation costs associated with its information systems upgrade. Operating expenses, excluding intangibles amortization, as a percentage of service revenues were 17.3% for the twenty-six weeks ended July 4, 1999, compared to 15.5% for the twenty-six weeks ended June 28, 1998. The increase was attributable to acquisitions of companies with higher operating cost structures, an increase in credit losses, and an increase in depreciation.

Intangibles amortization as a percentage of service revenues was 0.9% and 0.7% for the thirteen weeks ended July 4, 1999 and June 28, 1998, respectively. For the twenty-six week period ended July 4, 1999 and June 28, 1998, intangibles amortization, as a percentage of service revenues, was 1.0% and 0.7%, respectively. The increase was due primarily to increased acquisitions and earnouts for 1998 and 1999.

Operating Income: Operating margin for the thirteen weeks ended July 4, 1999 was 3.7%, compared to 5.0% for the thirteen weeks ended June 28, 1998. Operating margin for the twenty-six weeks ended July 4, 1999 was 2.7%, compared to 4.5% for the twenty-six weeks ended June 28, 1998. The decrease in operating margin was due largely to the increase in selling, general and administrative expenses and intangibles amortization.

IT Segment

Service Revenues: IT segment service revenues are generally based on the time worked by temporary staffing and consulting employees on customer assignments, or when staff is placed on a permanent basis with the customer. Service revenues increased $6.8 million, or 35.2%, to $26.1 million for the thirteen-weeks ended July 4, 1999, from $19.3 million for the thirteen weeks ended June 28, 1998. Offices acquired subsequent to the period ended June 28, 1998 accounted for approximately $3.9 million of the increase, while internal growth accounted for the remaining $2.9 million. For the twenty-six weeks ended July 4, 1999, service revenues amounted to $49.4 million, an increase of $14.7 million, or 42.4%, from $34.7 million for the twenty-six weeks ended June 28, 1998. The increase was due primarily to acquisitions, which accounted for approximately $10.3 million. Internal growth (including new offices offset by office closures) accounted for approximately $4.4 million of the increase.

Gross Profit: The Company defines gross profit as service revenues less the cost of providing services. Such costs include wages, employer payroll taxes (FICA, unemployment and other general payroll costs), and workers' compensation costs related to temporary staffing and consulting employees; costs related to outside consultants and independent contractors utilized by the Company; and other direct costs associated with any consulting engagement. Gross profit margin was 31.5%, compared to 30.1% for the thirteen weeks ended July 4, 1999 and June 28, 1998, respectively. Gross profit margin was 31.4%, compared to 30.5% for the twenty-six weeks ended July 4, 1999 and June 28, 1998, respectively. The change in gross margin was due to a higher percent of total revenues derived from higher margin consulting and outsourcing engagements.

Operating Expenses: Operating expenses, excluding intangibles amortization, as a percentage of service revenues were 20.9% and 13.7% for the thirteen weeks ended July 4, 1999 and June 28, 1998, respectively. The increase for the thirteen-week periods ending July 4, 1999 and June 28, 1998 was due primarily to an increase in operating cost structure due to acquisitions. Operating expenses, excluding intangibles amortization, as a percentage of service revenues were 22.1% and 14.3% for the twenty-six weeks ended July 4, 1999 and June 28, 1998, respectively. The increase reflects the acquisition of companies with higher operating cost structures, an increase in credit losses as well as additional management changes and costs related to relocating the Company's Inteliant subsidiary.

Intangibles amortization as a percentage of revenues was 2.8% for the thirteen weeks ended July 4, 1999 and 2.4% for the thirteen weeks ended June 28, 1998. For the twenty-six weeks ended July 4, 1999 and June 28, 1998, intangibles amortization was 2.9% and 2.3%, respectively. The change was due to increased IT acquisitions and earnouts for 1998 and 1999.

Operating Income: Operating income for the thirteen weeks ended July 4, 1999 was $2.0 million, a decrease of $0.7 million, or 25.9%, from $2.7 million for the thirteen weeks ended June 28, 1998. Operating margin was 7.8%, compared to 14.0% for the thirteen weeks ended July 4, 1999 and June 28, 1998, respectively. For the twenty-six week periods ended July 4, 1999 and June 28, 1999, operating income was $3.2 million and $4.8 million, respectively, a decrease of $1.6 million, or 33.3%. Operating margin for the twenty-six weeks ended July 4, 1999 was 6.5% compared to operating margin of 13.9% for the twenty-six weeks ended June 28, 1998. The decrease in operating income was due primarily to the increase in operating expenses.

Liquidity and Capital Resources

         For the twenty-six weeks ended July 4, 1999 net cash provided by operating activities was $3.3 million, compared to net cash provided by operating activities of $1.1 million for the twenty-six weeks ended June 28, 1998. The change in operating cash flow was primarily a result of lower net income offset by increased depreciation and amortization and a net increase in certain working capital accounts, including workers' compensation reserves.

         The Company's investing activities used $2.9 million to purchase property and equipment, and $19.5 million for acquisitions and earnouts during the twenty-six weeks ended July 4, 1999.

         The Company's financing activities provided net proceeds of $14.7 million, primarily from borrowings against the Company's revolving credit facility. The unsecured credit facility provides for maximum borrowings of $40 million. The agreement, which provides for both short-term and long-term borrowings, expires in July 2001. Short-term borrowings bear interest at a bank's prime rate (7.75% at July 4, 1999). Long-term borrowings bear interest at LIBOR plus an "applicable margin" (currently 1.6%) dependent on certain financial ratios (total rate of 6.97% at July 4, 1999). In June of 1999 the Company amended its credit agreement to change certain negative covenants to modify certain financial ratios and to increase the maximum applicable margin from 1.6% to 2.0% based on applicable financial ratios. As of July 4, 1999, $15.0 million was available for borrowings or additional letters of credit.

         Management believes that the present credit facilities, together with cash reserves and cash flow from operations, will be sufficient to fund the Company's operations and capital expenditure requirements for at least the next twelve months. However, if the Company were to expand its operations significantly, especially through acquisitions, additional capital may be required. There can be no assurance that the Company will be able to obtain additional capital at acceptable rates.

Year 2000 Compliance

         Management believes that it is adequately addressing the year 2000 ("Y2K") problem. In short, the Y2K problem is a result of IT and systems being designed to recognize the year portion of a date as two rather than four digits, which means that years coded "00" are recognized by many systems as the year 1900, not the year 2000. As a result, certain hardware and software products and other products using computer chip technology may not properly function or may fail beginning in year 2000.

         As part of the Company's internal quality system based on the principles of ISO 9002, the Company has formed an internal task force to identify, address, and remedy Y2K issues. The Company`s information system for its primary commercial staffing operations is being tested and is believed to be Y2K compliant. Additionally, the Company has implemented new financial system software that has been warranted by the developer to be Y2K compliant. The Company is also testing the information systems of its Inteliant subsidiary and certain other independent systems within the Company. As additional systems are being added they are also being evaluated for Y2K compliance. During the course of the testing performed to date, no material systems have been found to be out of compliance.

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

         The Company has developed an assessment program for each of its branch offices to assess imbedded chip technology for Y2K compliance. Many products or systems contain imbedded computer chips that may or may not be Y2K compliant. Examples of such items include elevators, alarm systems, HVAC units and thermostats, telephone and voicemail systems. The Company believes that its program for assessing imbedded chip technology will be completed during 1999.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

         The Company is exposed to interest rate changes primarily in relation to its revolving credit facility and its senior unsecured notes. At July 4, 1999, the Company's outstanding borrowings on the Credit Facility were $18.8 million, while outstanding borrowings on the senior notes were $35.0 million. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company borrows against its credit facility at variable interest rates. The Company's senior debt placement bears interest at a fixed interest rate. For fixed rate debt, interest rate changes generally affect the fair value of the debt, but not the earnings or cash flows of the Company. Changes in the fair market value of fixed rate debt generally will not have a significant impact on the Company unless the Company is required to refinance such debt. At July 4, 1999, the carrying value of the senior debt placement approximated its fair value.

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


Item 4. Submission of Matters to a Vote of Security Holders

         On May 19, 1999, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company elected two directors of the Company, Stanley R. deWaal and Randolf K. Rolf, each of whom was elected to serve until the 2002 annual meeting of the Company's shareholders. With respect to the election of directors, there were 10,768,041 votes cast in favor of the election of Mr. deWaal, 0 votes opposed and 32,329 abstentions and broker non-votes. There were 10,768,296 votes cast in favor of the election of Mr. Rolf, 0 votes opposed and 32,079 abstentions and broker non-votes.

         In addition to the election of Messrs. deWaal and Rolf, Samuel C. Freitag, Michael A. Jones and JoAnn W. Wagner continue to serve as directors of the Company, with terms expiring at the Company's 2001 annual meeting of shareholders, and R. Thayne Robson and Richard J. Tripp continue to serve as directors of the Company, with terms expiring at the Company's 2000 annual meeting of shareholders.

         Additionally, the shareholders of the Company approved a proposal to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the year ending January 2, 2000. The number of votes cast in favor of the proposal was 10,787,733, the number of votes opposed was 6,990 and the number of abstentions and broker non-votes was 5,652.



Item 6. Exhibits and Reports on Form 8-K.

         a) Exhibit 27 - Financial Data Schedule, filed herewith.

         b) First Amendment of Employment Agreement between the Company and JoAnn W. Wagner, filed herewith.

         c) First Amendment to Amended and Restated Credit Agreement dated June 3, 1999 by and among the Company and certain banks, filed herewith.

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SOS STAFFING SERVICES, INC.
                                                             Registrant



         Dated: August 17, 1999         /s/ JoAnn W. Wagner
                                        ----------------------------------------
                                            JoAnn W. Wagner
                                            Chairman, President and
                                            Chief Executive Officer



         Dated: August 17, 1999         /s/ Gary B. Crook
                                        ----------------------------------------
                                            Gary B. Crook
                                            Executive Vice President and
                                            Chief Financial Officer