Form 10-Q
period 1999-10-03
SOS STAFFING SERVICES INC
filed 1999-11-17
CIK 945437

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             ---------  ----------
                         Commission File Number 0-26094


                           SOS STAFFING SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                       Utah                                    87-0295503
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

     Class of Common Stock                     Outstanding at November 16, 1999
     ---------------------                     --------------------------------
   Common Stock, $0.01 par value                          12,691,382


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
                  As of October 3, 1999 and January 3, 1999                                                    3

         Condensed Consolidated Statements of Income
                  For the Thirteen and Thirty-nine Weeks Ended October 3, 1999 and September 27, 1998          5

         Condensed Consolidated Statements of Cash Flows
                  For the Thirty-nine Weeks Ended October 3, 1999 and September 27, 1998                       6

         Notes to Condensed Consolidated Financial Statements                                                  8

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                                                     11

Item 3. Qualitative and Quantitative Disclosures About Market Risk                                            16



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                     17

Item 6. Exhibits and Reports on Form 8-K                                                                      17

Signatures                                                                                                    18

         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     (000's)

                                                        October 3, 1999           January 3, 1999
                                                        ---------------           ---------------
                                                           (Unaudited)

CURRENT ASSETS
      Cash and cash equivalents                             $   1,128               $   5,315
      Accounts receivable, less allowances of
          $1,481 and $762, respectively                        56,236                  44,627
      Current portion of workers' compensation deposit            600                     462
      Prepaid expenses and other                                  960                   1,054
      Deferred income tax asset                                 3,024                   1,849
      Income tax receivable                                      --                       571
                                                            ---------               ---------
          Total current assets                                 61,948                  53,878
                                                           ---------                ---------

PROPERTY AND EQUIPMENT, at cost
      Computer equipment                                        5,961                   5,977
      Office equipment                                          4,520                   2,917
      Leasehold improvements and other                          1,864                   1,553
                                                           ---------                ---------
                                                               12,345                  10,447
      Less accumulated depreciation and amortization           (4,773)                 (3,103)
                                                           ---------                ---------
          Total property and equipment, net                     7,572                   7,344
                                                           ---------                ---------
OTHER ASSETS
      Workers' compensation deposit, less current portion         106                     106
      Intangible assets, less accumulated amortization
          of $9,524 and $5,872, respectively                  133,077                 119,709
      Deposits and other assets                                 1,853                   1,872
                                                           ---------                ---------
          Total other assets                                  135,036                 121,687
                                                           ---------                ---------
          Total assets                                      $ 204,556               $ 182,909
                                                            =========               =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.


                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                     (000's)

                                                             October 3, 1999      January 3, 1999
                                                             ---------------      ---------------
                                                              (Unaudited)
CURRENT LIABILITIES
      Accounts payable                                         $  3,081              $  3,350
      Accrued payroll costs                                       9,453                 6,805
      Current portion of workers' compensation reserve            3,885                 2,358
      Accrued liabilities                                         4,253                 2,163
      Accrued acquisition costs and earnouts                      3,577                11,900
      Current portion of notes payable                              333                   313
      Income taxes payable                                          215                  --
                                                                -------               -------
          Total current liabilities                              24,797                26,889
                                                                -------               -------

LONG-TERM LIABILITIES
      Notes payable, less current portion                        57,360                39,612
      Workers' compensation reserve, less current portion           478                   478
      Deferred income tax liability                               2,168                   927
      Deferred compensation liabilities                             638                   397
                                                                -------               -------
          Total long-term liabilities                            60,644                41,414
                                                                -------               -------
SHAREHOLDERS' EQUITY
      Common stock $0.01 par value 20,000 shares authorized;
          12,691 and 12,689 shares issued and
          outstanding, respectively                                 127                   127
      Additional paid-in capital                                 91,588                91,564
      Retained earnings                                          27,400                22,915
                                                                -------               -------
          Total shareholders' equity                            119,115               114,606
                                                                -------               -------

          Total liabilities and shareholders' equity           $204,556              $182,909
                                                               ========              ========





     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.


                           SOS STAFFING SERVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                          (000's except per share data)


                                                    Thirteen Weeks Ended                   Thirty-nine Weeks Ended
                                           October 3, 1999   September 27, 1998    October 3, 1999      September 27, 1998
                                           --------------    -----------------     ---------------      ------------------
SERVICE REVENUES                           $  98,725          $  87,385             $ 275,187               $ 239,958
DIRECT COST OF SERVICES                       75,836             67,169               210,151                 184,762
                                           ---------          ---------             ---------               ---------
     Gross Profit                             22,889             20,216                65,036                  55,196
                                           ---------          ---------             ---------               ---------
OPERATING EXPENSES
     Selling, general and administrative      16,323             13,380                50,936                  37,540
     Intangibles amortization                  1,380                995                 4,009                   2,647
                                           ---------          ---------             ---------               ---------
         Total operating expenses             17,703             14,375                54,945                  40,187
                                           ---------          ---------             ---------               ---------

INCOME FROM OPERATIONS                         5,186              5,841                10,091                  15,009
                                           ---------          ---------             ---------               ---------
OTHER INCOME (EXPENSE)
     Interest expense                           (941)              (627)               (2,905)                   (900)
     Interest income                              11                 68                    88                     286
     Other, net                                  (90)                (2)                  (39)                    (30)
                                           ---------          ---------             ---------               ---------
         Total, net                           (1,020)              (561)               (2,856)                   (584)
                                           ---------          ---------             ---------               ---------
INCOME BEFORE PROVISION FOR
     INCOME TAXES                              4,166              5,280                 7,235                  14,425
PROVISION FOR INCOME TAXES                    (1,627)            (1,876)               (2,750)                 (5,589)
                                           ---------          ---------             ---------               ---------
NET INCOME                                 $   2,539          $   3,404             $   4,485               $   8,836
                                           =========          =========             =========               =========
NET INCOME PER COMMON SHARE
     Basic                                 $    0.20          $    0.27             $    0.35               $    0.70
     Diluted                                    0.20               0.27                  0.35                    0.69
WEIGHTED AVERAGE COMMON SHARES
     Basic                                    12,691             12,681                12,691                  12,671
     Diluted                                  12,693             12,808                12,702                  12,842


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.


                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents
                                   (in 000's)



                                                                   Thirty-nine Weeks Ended
                                                       October 3, 1999               September 27, 1998
                                                       ---------------               ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $  4,485                        $  8,836
Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                         5,781                           3,659
      Deferred income taxes                                    67                             465
      Loss on disposition of assets                             9                              10
      Changes in operating assets and liabilities:
         Accounts receivable, net                         (11,886)                         (9,895)
         Workers' compensation deposit                       (138)                             14
         Prepaid expenses and other                            95                            (899)
         Deposits and other assets                            112                            (364)
         Accounts payable                                    (269)                          1,830
         Accrued payroll costs                              2,649                           1,210
         Workers' compensation reserve                      1,527                             657
         Accrued liabilities                                1,942                            (624)
         Income taxes payable/receivable                      787                            (404)
                                                         --------                        --------
    Net cash provided by operating activities               5,161                           4,495
                                                         --------                        --------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions of businesses                      (32)                        (41,080)
Purchases of property and equipment                        (3,734)                         (2,555)
Payments of acquisition costs and earnouts                (24,971)                        (13,168)
Proceeds from sale of property and equipment                1,598                              60
                                                         --------                        --------
    Net cash used in investing activities                $(27,139)                       $(56,743)
                                                         --------                        --------

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.



                           SOS STAFFING SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
                                   (Unaudited)


                Increase (Decrease) in Cash and Cash Equivalents
                                   (in 000's)
      The accompanying notes to condensed consolidated financial statements

                                                                          Thirty-nine Weeks Ended
                                                                 October 3, 1999       September 27, 1998
                                                                 ---------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of employee stock options                    $     24               $    368
Proceeds from long-term borrowings                                    22,000                 35,000
Payments on long-term borrowings                                      (4,233)                  --
                                                                    --------               --------
Net cash provided by financing activities                             17,791                 35,368
                                                                    --------               --------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                               (4,187)               (16,880)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                 5,315                 20,463
                                                                    --------               --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                    $  1,128               $  3,583
                                                                    ========               ========
SUPPLEMENTAL  CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                        $  3,102               $    873
    Income taxes                                                       2,394                  5,500


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

         In accordance with industry practice, during the thirty-nine weeks ended October 3, 1999, the Company made the decision to classify commissions related to permanent placement revenues as a component of direct cost of services rather than as selling, general and administrative expenses. The amounts reclassified for the thirteen and thirty-nine week periods ended September 27, 1998 were approximately $0.3 and $0.6 million, respectively. The accompanying condensed statements of income reflect these reclassifications.

         The results of operations for the interim periods indicated are not necessarily indicative of the results to be expected for the full year.



Note 2.  Net Income Per Common Share

         Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.

         The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS for the periods presented (in 000's except per share amounts):


                             Thirteen Weeks Ended October 3, 1999        Thirteen Weeks Ended September 27, 1998
                             -----------------------------------------------------------------------------------
                                                        Per Share                                   Per Share

                             Net Income    Shares          Amount        Net Income    Shares         Amount
                             -----------------------------------------------------------------------------------
Basic EPS                    $  2,539      12,691        $  0.20         $  3,404      12,681        $  0.27
Effect of Stock Options                         2                                         127
                             --------------------                        --------------------
Diluted EPS                  $  2,539      12,693        $  0.20         $  3,404      12,808        $  0.27
                             ====================                        ====================
                           Thirty-nine Weeks Ended October 3, 1999      Thirty-nine Weeks Ended   September 27, 1998
                             -----------------------------------------------------------------------------------
                                                        Per Share                                    Per Share
                             Net Income    Shares          Amount        Net Income    Shares         Amount
                             -----------------------------------------------------------------------------------
Basic EPS                    $  4,485      12,691        $  0.35          $ 8,836      12,671        $  0.70
Effect of Stock Options                        11                                         171
                             --------------------                        --------------------
Diluted EPS                  $  4,485      12,702        $  0.35          $ 8,836      12,842        $  0.69
                             ====================                        ====================


Note 3.  Acquisitions
         Acquisition Costs and Earnouts - Certain of the Company's acquisitions have contingent earnout components of the purchase price. Earnout amounts are accrued when payments become probable, which also increases the amount of goodwill related to the acquisitions. During the thirty-nine weeks ended October 3, 1999 the Company paid acquisition costs and earnouts totaling approximately million. As of October 3, 1999 accrued acquisition costs and earnouts totaled million.

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

         In September 1999, Interliant, Inc. ("Plaintiff") commenced an action in the United States District Court for the Southern District of Texas, Houston Division, against the Company and its wholly owned subsidiary, Inteliant Corporation. The lawsuit alleges, among other things, that the Company's use of the "Inteliant" mark infringes upon Plaintiff's mark, "Interliant." In addition to the federal trademark infringement claims, Plaintiff alleges unfair competition based on the Company's use of the Inteliant mark, common law infringement and dilution. In the Complaint, Plaintiff has made a demand for an unspecified amount of damages, as well as for an injunction prohibiting the Company's use of the Inteliant mark. Based on information from its trademark counsel, the Company believes that it has valid substantive and equitable defenses to the lawsuit, including that the Inteliant mark is phonetically dissimilar to Interliant, the use of the Inteliant mark does not infringe upon the Plaintiff's mark, and its use is not confusing or likely to cause confusion. Notwithstanding the Company's belief, the outcome of any litigation, including this action, is not certain. If Plaintiff were to prevail in the action, the Company would be required to stop the use of the Inteliant mark and to possibly pay damages. The Company does not believe that the cost of changing the mark or the amount of any damages would have a material adverse impact on the Company's financial condition or results of operations.

         There is no other pending or threatened litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.

Note 5.  Equity Transactions

         During the thirty-nine weeks ended October 3, 1999, pursuant to the terms of the Company's incentive stock option plan, options to purchase 2,780 shares of common stock were exercised by employees and the Company received approximately $22,000. The Company also granted options to purchase 142,000 shares of common stock to certain employees during the thirty-nine weeks ended October 3, 1999.

Note 6.  Credit Facilities and Notes Payable

         The Company has an unsecured revolving credit facility with certain banks that provides for maximum borrowings of $40 million. The credit agreement, which provides for both short-term and long-term borrowings, expires in July 2001. Short-term borrowings bear interest at a bank's prime rate. Long-term borrowings bear interest at LIBOR plus an applicable margin, ranging from 1.0% to 2.0%, dependent on certain financial ratios; the current applicable margin is 2.0%. The rate related to the amount over LIBOR may increase based upon certain financial ratios. The agreement contains an annual commitment fee of three-eighths of one percent on the unused portion payable quarterly.

         At October 3, 1999, the Company had $22.0 million in long-term borrowings outstanding ($13.0 million at 6.97% and $9.0 million at 7.38%). The

Company also had letters of credit of $6.2 million outstanding for purposes of securing its workers' compensation premium obligation. The aggregate amount of such letters of credit reduces the borrowing availability on the line of credit. At October 3, 1999, $11.8 million was available for borrowings or additional letters of credit.

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

         The Company's unsecured revolving credit facility and its senior unsecured note agreement contain certain restrictive covenants including certain debt ratios, maintenance of a minimum net worth and restrictions on the sale of capital assets. As of October 3, 1999, the Company was in compliance with the covenants.

         In connection with the terms and conditions of an acquisition the Company also has a promissory note payable with a balance of approximately $0.7 million. The note bears interest at an annual rate of 8%. The principal amount of the note, together with interest, is due and payable in twelve equal quarterly installments through September 2001. The note is subject to set-off for any indemnification claims the Company may have against the payee.

Note 7.  Segment Reporting

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

         Information concerning continuing operations by operating segment for each of the thirteen and thirty-nine week periods ended October 3, 1999 and September 27, 1998 is as follows (in 000's):


Segment Service Revenues & Operating Profit
(Unaudited)

                                        Thirteen Weeks Ended                              Thirty-nine Weeks Ended
                                        --------------------                              -----------------------
                              October 3, 1999        September 27, 1998          October 3, 1999        September 27, 1998
                              ---------------        ------------------          ---------------        ------------------
Revenues
    Commercial                 $  72,697               $  65,805                   $  199,772            $  183,669
    IT                            26,028                  21,580                       75,415                56,289
                               ---------------------------------                -----------------------------------
                               $  98,725               $  87,385                   $  275,187            $  239,958
                               =================================                ===================================

Operating Profit
    Commercial                 $   4,098               $   4,003                   $    7,487            $   10,155
    IT                             1,935                   2,400                        5,134                 6,343
    Other (unallocated)             (847)                   (562)                      (2,530)               (1,489
                               ---------------------------------                -----------------------------------
                               $   5,186               $   5,841                   $   10,091            $   15,009
                               =================================                ===================================

Segment Assets
                                                      October 3, 1999            January 3, 1999
                                                      ---------------            ---------------
Identifiable Assets                                     (Unaudited)
    Commercial                                    $       97,179                   $   97,339
    IT                                                   103,646                       82,552
    Other (unallocated)                                    3,731                        3,018
                                                  -------------------------------------------
                                                  $      204,556                   $  182,909
                                                  ===========================================

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

Business Segments

         The Company's operations are grouped into two identifiable operating segments: commercial staffing and information technology ("IT"). The commercial staffing segment provides staffing solutions to companies by furnishing both temporary and permanent clerical, industrial, light-industrial, engineering, and professional services. The IT segment provides staffing (both temporary and permanent), outsourcing, and consulting services in IT-related fields.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to service revenues of selected income statement items for the Company on a consolidated basis and by operating segment:

                                                             Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                                           ===========================================================
Consolidated                                               October 3   September27             October 3   September27
                                                             1999         1998                   1999         1998
                                                           -----------------------------------------------------------
Service revenues                                           100.0%           100.0%            100.0%           100.0%
Direct cost of services                                     76.8             76.9              76.4             77.0
                                                           -----------------------------------------------------------
Gross profit                                                23.2             23.1              23.6             23.0
                                                           -----------------------------------------------------------
Operating expenses:
   Selling, general and administrative expenses             16.5             15.3              18.5             15.6
   Intangibles amortization                                  1.4              1.1               1.5              1.1
                                                           -----------------------------------------------------------
     Total operating expenses                               17.9             16.4              20.0             16.7
                                                           -----------------------------------------------------------
Operating income                                             5.3%             6.7%              3.6%             6.3&
                                                           ===========================================================

Commercial Staffing Segment
Service revenues                                           100.0%           100.0%            100.0%           100.0%
Direct cost of services                                     78.9             79.4              79.0             79.3
                                                           -----------------------------------------------------------
Gross profit                                                21.1             20.6              21.0             20.7
                                                           -----------------------------------------------------------
Operating expenses:
   Selling, general and administrative expenses             14.6             13.9              16.3             14.5
     intangible amortization                                 0.9              0.6               0.9              0.6
                                                           -----------------------------------------------------------
   Total operating expenses                                 15.5             14.5              17.2             15.1
                                                           -----------------------------------------------------------
Operating income                                             5.6%             6.1%              3.8%             5.6%
                                                           ===========================================================

IT Segment
Service revenues                                           100.0%           100.0%            100.0%           100.0%
Direct cost of services                                     70.8             69.1              69.4             69.4
                                                           -----------------------------------------------------------
Gross profit                                                29.2             30.9              30.6             30.6
                                                           -----------------------------------------------------------
Operating expenses:
   Selling, general and administrative expenses             18.9             17.0              20.9             16.8
   Intangible amortization                                   2.9              2.7               2.9              2.6
                                                           -----------------------------------------------------------
     Total operating expenses                               21.8             19.7              23.8             19.4
                                                           -----------------------------------------------------------
Operating income                                             7.4%            11.2%              6.8%            11.2%
                                                           ===========================================================

Consolidated

Service Revenues: Service revenues for the thirteen weeks ended October 3, 1999 were million, an increase of million, or , compared to sales of million for the thirteen weeks ended September 27, 1998. Of the million increase, $2.1 million was contributed by businesses acquired that do not have a comparable operating period to the prior year period, and $9.2 million was from internal growth (including new offices offset by office closures). For the thirty-nine weeks ended October 3, 1999, service revenues were million, an increase of million or , compared to sales of million for the thirty-nine weeks ended September 27, 1998. The increase in sales was attributable to $19.6 million in sales contributed by businesses acquired that do not have a comparable operating period to the prior year period, while $15.6 million was from internal growth (including new offices offset by office closures).

Gross Profit: In accordance with industry practice, during the thirty-nine weeks ended October 3, 1999, the Company made the decision to classify commissions related to permanent placement revenues as a component of direct cost of services rather than as selling, general and administrative expenses. The amounts reclassified for the thirteen and thirty-nine week periods ended September 27, 1998 were approximately $0.3 and $0.6 million, respectively.

Gross profit for the thirteen weeks ended October 3, 1999 and September 27, 1998 was million and million, respectively, an increase of million or . For the thirteen weeks ended October 3, 1999 and September 27, 1998, gross profit margin was 23.2% and 23.1%, respectively. For the thirty-nine weeks ended October 3, 1999 gross profit increased million, or , to million from million for the thirty-nine weeks ended September 27, 1998. For the thirty-nine weeks ended
October 3, 1999 gross profit margin was 23.6% compared to 23.0% for the thirty-nine weeks ended September 27, 1998. The margin improvement over the comparable periods of last year is primarily a result of increased pricing due to a Company-wide price-management program implemented by management.

Operating Expenses: Total operating expenses, as a percentage of revenues, for the thirteen weeks ended October 3, 1999 increased to 17.9% from 16.4% for the thirteen weeks ended September 27, 1998. For the thirty-nine weeks ended October 3, 1999, total operating expenses, as a percentage of revenues, were 20.0% compared to 16.7% for the thirty-nine weeks ended September 27, 1998. The change was due primarily to operating expenses of acquired companies which have higher operating cost structures than the remainder of the Company's operations, increased amortization expense from acquisitions and earnouts, and an increase in the Company's credit losses during the first half of the year.

Operating Income: Operating income decreased approximately million, or , to million, for the thirteen weeks ended October 3, 1999, from million for the thirteen weeks ended September 27, 1998. Operating margin, as a percentage of revenues, was 5.3% for the thirteen weeks ended October 3, 1999, compared to 6.7% for the thirteen weeks ended September 27, 1998. For the thirty-nine weeks ended October 3, 1999 operating income was million, a decrease of approximately million, or , from million for the thirty-nine weeks ended September 27, 1998. Operating margin, as a percentage of revenues, for the thirty-nine week period ended October 3, 1999 was 3.6% compared to 6.3% for the thirty-nine week period ended September 27, 1998. The decrease in operating margin was due primarily to the increase in operating expenses.

Income Taxes: The effective combined federal and state income tax rate for the thirteen weeks ended October 3, 1999 was , compared to for the thirteen weeks ended September 27, 1998. The increase in the combined tax rate was due primarily to fewer government-sponsored tax credits earned compared to the thirteen weeks ended September 27, 1998, as well as an increase in non-deductible amortization relating to certain acquisitions. For the thirty-nine weeks ended October 3, 1999, the effective combined federal and state income tax rate was compared to for the thirty-nine weeks ended September 27, 1998. The decrease in the combined tax rate was due primarily to lower earnings combined with income tax credits earned through specific government-sponsored hiring incentives. The reduction offered by tax credits was partially offset by an increase in non-deductible amortization and increased operations in states which assess higher state tax rates.

Commercial Staffing Segment

Service Revenues: Substantially all of the Company's commercial staffing service revenues are generated from the time worked by the Company's temporary staffing employees on customer engagements and from permanent placement of personnel with customers. Service revenues generated from temporary assignments are recognized as income at the time service is provided, while service revenues generated from permanent placement services are recognized at the time the customer agrees to hire a candidate supplied by the Company. Service revenues for the commercial staffing segment increased by million, or , to million for the thirteen weeks ended October 3, 1999, compared to million for the thirteen weeks ended September 27, 1998. Of the million increase, $2.1 million was attributable to offices acquired that do not have a comparable operating period to the prior year, and $4.8 million was from internal growth (including new offices offset by office closures). For the thirty-nine weeks ended October 3, 1999, service revenues for the commercial staffing segment increased by million, or , to million compared to million for the thirty-nine weeks ended September 27, 1998. The million increase was attributable primarily to internal growth of $5.8 million and $10.3 million contributed by businesses acquired that do not have a comparable operating period to the prior year.

Gross Profit: The Company defines gross profit as service revenues less the cost of providing services, which includes wages and permanent placement commissions, employer payroll taxes (FICA, unemployment and other general payroll costs) and workers' compensation costs related to temporary staffing employees and permanent placement counselors. Gross profit margin was 21.1% for the thirteen weeks ended October 3, 1999, compared to 20.6% for the thirteen weeks ended
September 27, 1998. For the thirty-nine weeks ended October 3, 1999 and September 27, 1998, gross profit margin was 21.0% and 20.7%, respectively. The growth reflects an increase in higher-margin specialty business contributed by some of the Company's acquisitions as well as increases relating to the margin improvement programs initiated by management.

Operating Expenses: Operating expenses include, among other things, staff compensation, rent, recruitment and retention of temporary staffing employees, costs associated with opening new offices, depreciation, intangibles amortization and advertising.

         Operating expenses, excluding intangibles amortization, as a percentage of service revenues were14.6% for the thirteen weeks ended October 3, 1999, compared to 13.9% for the thirteen weeks ended September 27, 1998. The increase was due primarily to an increased operating cost structure related to operations of acquired businesses; additionally, the Company realized increased depreciation costs associated with its information systems upgrade. Operating expenses, excluding intangibles amortization, as a percentage of service revenues were16.3% for the thirty-nine weeks ended October 3, 1999, compared to 14.5% for the thirty-nine weeks ended September 27, 1998. The increase was attributable to the operations of acquired businesses with higher operating cost structures than the remainder of the Company's operations, an increase in credit losses experienced in the first half of the year, and an increase in depreciation.

         Intangibles amortization as a percentage of service revenues was 0.9% and 0.6% for the thirteen weeks ended October 3, 1999 and September 27, 1998, respectively. For the thirty-nine weeks ended October 3, 1999 and September 27, 1998, intangibles amortization, as a percentage of service revenues, was 0.9% and 0.6%, respectively. The increase was due primarily to increased acquisitions and earnouts for 1998 and 1999.

Operating Income: Operating margin for the thirteen weeks ended October 3, 1999 was 5.6%, compared to 6.1% for the thirteen weeks ended September 27, 1998. Operating margin for the thirty-nine weeks ended October 3, 1999 was 3.8%, compared to 5.6% for the thirty-nine weeks ended September 27, 1998. The decrease in operating margin was due largely to the increase in selling, general and administrative expenses and intangibles amortization.

IT Segment

Service Revenues: IT segment service revenues are generally based on the time worked by temporary staffing and consulting employees on customer assignments, or when staff is placed on a permanent basis with the customer. Service revenues increased million, or , to million for the thirteen weeks ended October 3, 1999, from million for the thirteen weeks ended September 27, 1998. The increase was attributable to internal growth of $4.4 million. For the thirty-nine weeks ended October 3, 1999, IT service revenues amounted to million, an increase of million, or , from million for the thirty-nine weeks ended September 27, 1998. The increase was due in part to the operation of acquired businesses, which accounted for approximately $9.3 million. Internal growth (including new offices offset by office closures) accounted for approximately $9.8 million of the increase.

Gross Profit: The Company defines gross profit as service revenues less the cost of providing services. Such costs include wages, employer payroll taxes (FICA, unemployment and other general payroll costs), and workers' compensation costs related to temporary staffing and consulting employees; costs related to outside consultants and independent contractors utilized by the Company; and other direct costs associated with any consulting engagement. Gross profit margin for the thirteen weeks ended October 3, 1999 was 29.2%, compared to 30.9% for the thirteen weeks ended September 27, 1998. The decrease in gross profit is primarily a result of additional employee benefits as well as increased costs associated with contractor labor. Gross profit margin was 30.6%, for the thirty-nine weeks ended October 3, 1999 and September 27, 1998.

Operating Expenses: Operating expenses, excluding intangibles amortization, as a percentage of service revenues were 18.9% and 17.0% for the thirteen weeks ended October 3, 1999 and September 27, 1998, respectively. The increase for the thirteen weeks ended October 3, 1999 was due primarily to an increase in operating cost structure due to acquisitions. Operating expenses, excluding intangibles amortization, as a percentage of service revenues were20.9% and 16.8% for the thirty-nine weeks ended October 3, 1999 and September 27, 1998, respectively. The increase reflects the acquisition of companies with higher operating cost structures, an increase in credit losses as well as additional management changes and costs related to relocating the Company's Inteliant subsidiary.

         Intangibles amortization as a percentage of revenues was2.9% for the thirteen weeks ended October 3, 1999 and 2.7% for the thirteen weeks ended September 27, 1998. For the thirty-nine weeks ended October 3, 1999 and September 27, 1998, intangibles amortization was2.9% and 2.6%, respectively. The change was due primarily to increased IT acquisitions and earnouts for 1999 and 1998.

Operating Income: Operating margin was 7.4% for the thirteen weeks ended October 3, 1999, compared to 11.2% for the thirteen weeks ended September 27, 1998. Operating margin for the thirty-nine weeks ended October 3, 1999 was 6.8% compared to operating margin of 11.2% for the thirty-nine weeks ended September 27, 1998. The decrease in operating income was due primarily to the increase in operating expenses.

Liquidity and Capital Resources

         For the thirty-nine weeks ended October 3, 1999 net cash provided by operating activities was million, compared to million for the thirty-nine weeks ended September 27, 1998. The change in operating cash flow was primarily a result of lower net income offset by increased depreciation and amortization and a net increase in certain working capital accounts including workers' compensation and other accrued liabilities.

         The Company's investing activities for the thirty-nine weeks ended October 3, 1999 used $27.1 million, compared to $56.7 million for the thirty-nine weeks ended September 27, 1998. The Company's investing activities used approximately $3.7 million to purchase property and equipment, and approximately $25.0 million for acquisition costs and earnouts during the thirty-nine weeks ended October 3, 1999. In September 1999, the Company sold certain fixed assets for $1.6 million.

         The Company's financing activities provided net proceeds of million, primarily from borrowings against the Company's revolving credit facility compared to million for the thirty-nine weeks ended September 27, 1998. The unsecured credit facility provides for maximum borrowings of $40 million. The agreement, which provides for both short-term and long-term borrowings, expires in July 2001. Short-term borrowings bear interest at a bank's prime rate (8.25% at October 3, 1999). Long-term borrowings bear interest at LIBOR plus an "applicable margin" (currently 2.0%) dependent on certain financial ratios (total rate of 7.38% at October 3, 1999). As of October 3, 1999, $11.8 million was available for borrowings or additional letters of credit.

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

Year 2000 Compliance

         Management believes that it is adequately addressing the year 2000 ("Y2K") problem. In short, the Y2K problem is a result of IT systems being designed to recognize the year portion of a date as two rather than four digits, which means that a year coded "00" is recognized by many systems as the year 1900, not the year 2000. As a result, certain hardware and software products and other products using computer chip technology may not properly function or may fail beginning in year 2000.

         As part of the Company's internal quality system based on the principles of ISO 9002, the Company has formed an internal task force to identify, address, and remedy Y2K issues. Testing of the Company`s information system for its primary commercial staffing operations is principally completed and is believed to be Y2K compliant. The Company has implemented new financial system software that has been warranted by the developer to be Y2K compliant; furthermore, the Company is performing independent verification of the Y2K compatibility of the financial systems, such verification will continue through the end of the year and beyond. Additionally, testing of the Company's information systems of its Inteliant subsidiary and certain other independent systems is, for the most part, completed. As additional systems are being added they are also being evaluated for Y2K compliance. During the course of the testing performed to date, no material systems have been found to be out of compliance.

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

         The Company has developed an assessment program for each of its branch offices to assess imbedded chip technology for Y2K compliance. Many products or systems contain imbedded computer chips that may or may not be Y2K compliant. Examples of such items include elevators, alarm systems, HVAC units and thermostats, telephone and voicemail systems. The company has verified through applicable vendors that peripheral equipment such as telephone and voicemail systems, faxes, copiers, and HVAC units and thermostats are Y2K compliant. Where recommended, the systems have been upgraded. The Company believes that its program for assessing imbedded chip technology will be completed by the end of 1999.

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

         The Company's contingency plan, in the event of a critical systems failure due to Y2K issues, has been developed. Management and the Company's Y2K internal task force are currently evaluating the plan for adequacy.

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

Forward-looking Statements

         Statements contained in this report, which are not purely historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass the Company's beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "intends," "believes," "anticipates," "likely" and other words of similar meaning also identify forward-looking statements. All forward-looking statements included in this release are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Readers are cautioned that all forward-looking statements involve risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those anticipated in such statements, including but not limited to the Company's ability to attract and retain skilled employees needed to implement the Company's business plan and meet customer needs, the Company's ability to successfully implement its operating model, the Company's acquisition efforts and its ability to integrate the operations of acquired businesses, economic fluctuations, existing and emerging competition, the outcome of pending or threatened litigation, unanticipated effects of year 2000 problems, and changes in demands for the Company's services. Risk factors, cautionary statements and other conditions, including economic, competitive, governmental, and technology factors, which could cause actual results to differ from the Company's current expectations are discussed in the Company's Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission.



Item 3. Qualitative and Quantitative Disclosures About Market Risk

         The Company is exposed to interest rate changes primarily in relation to its revolving credit facility and its senior unsecured notes. At October 3, 1999, the Company's outstanding borrowings on its credit facility were $22.0 million, while outstanding borrowings on the senior notes were $35.0 million. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company borrows against its credit facility at variable interest rates. The Company's senior debt placement bears interest at a fixed interest rate. For fixed rate debt, interest rate changes generally affect the fair value of the debt, but not the earnings or cash flows of the Company. Changes in the fair market value of fixed rate debt generally will not have a significant impact on the Company unless the Company is required to refinance such debt. At October 3, 1999, the carrying value of the senior debt placement approximated its fair value.

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

         In September 1999, Interliant, Inc. ("Plaintiff") commenced an action in the United States District Court for the Southern District of Texas, Houston Division, against the Company and its wholly owned subsidiary, Inteliant Corporation. The lawsuit alleges, among other things, that the Company's use of the "Inteliant" mark infringes upon Plaintiff's mark, "Interliant." In addition to the federal trademark infringement claims, Plaintiff alleges unfair competition based on the Company's use of the Inteliant mark, common law infringement and dilution. In the Complaint, Plaintiff has made a demand for an unspecified amount of damages, as well as for an injunction prohibiting the Company's use of the Inteliant mark. Based on information from its trademark counsel, the Company believes that it has valid substantive and equitable defenses to the lawsuit, including that the Inteliant mark is phonetically dissimilar to Interliant, the use of the Inteliant mark does not infringe upon the Plaintiff's mark, and its use is not confusing or likely to cause confusion. Notwithstanding the Company's belief, the outcome of any litigation, including this action, is not certain. If Plaintiff were to prevail in the action, the Company would be required to stop the use of the Inteliant mark and to possibly pay damages. The Company does not believe that the cost of changing the mark or the amount of any damages would have a material adverse impact on the Company's financial condition or results of operations.

         There is no other pending or threatened litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.


Item 6. Exhibits and Reports on Form 8-K.

         a) Exhibit 27 - Financial Data Schedule, filed herewith.

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SOS STAFFING SERVICES, INC.
                                            Registrant



         Dated: November 16, 1999            /s/ JoAnn W. Wagner
                                             -------------------
                                             JoAnn W. Wagner
                                             Chairman, President and
                                             Chief Executive Officer



         Dated: November 16, 1999            /s/ Gary B. Crook
                                             -----------------
                                             Gary B. Crook
                                             Executive Vice President and
                                             Chief Financial Officer