Form 10-Q/A
period 1999-10-03
SOS STAFFING SERVICES INC
filed 1999-11-23
CIK 945437

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QA

 [x] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1999

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 --------------   --------------
                                Commission File Number 0-26094


                           SOS STAFFING SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                    Utah                                     87-0295503
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


         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     (000's)

                                                           October 3, 1999      January 3, 1999
                                                         -------------------  -------------------
                                   (Unaudited)
CURRENT ASSETS
      Cash and cash equivalents                             $   1,128            $   5,315
      Accounts receivable, less allowances of
          $1,481 and $762, respectively                        56,236               44,627
      Current portion of workers' compensation deposit            600                  462
      Prepaid expenses and other                                  960                1,054
      Deferred income tax asset                                 3,024                1,849
      Income tax receivable                                      --                    571
                                                            ---------            ---------
          Total current assets                                 61,948               53,878
                                                            ---------            ---------

PROPERTY AND EQUIPMENT, at cost
      Computer equipment                                        5,961                5,977
      Office equipment                                          4,520                2,917
      Leasehold improvements and other                          1,864                1,553
                                                            ---------            ---------
                                                               12,345               10,447
      Less accumulated depreciation and amortization           (4,773)              (3,103)
                                                            ---------            ---------
          Total property and equipment, net                     7,572                7,344
                                                            ---------            ---------

OTHER ASSETS
      Workers' compensation deposit, less current portion         106                  106
      Intangible assets, less accumulated amortization
          of $9,524 and $5,872, respectively                  133,077              119,709
      Deposits and other assets                                 1,853                1,872
                                                            ---------            ---------
          Total other assets                                  135,036              121,687
                                                            ---------            ---------

          Total assets                                      $ 204,556            $ 182,909
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

                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                     (000's)

                                                            October 3, 1999      January 3, 1999
                                                          ------------------- -------------------
                                                               (Unaudited)
CURRENT LIABILITIES
      Accounts payable                                         $  3,081           $  3,350
      Accrued payroll costs                                       9,453              6,805
      Current portion of workers' compensation reserve            3,885              2,358
      Accrued liabilities                                         4,253              2,163
      Accrued acquisition costs and earnouts                      3,577             11,900
      Current portion of notes payable                              333                313
      Income taxes payable                                          215               --
                                                               --------           --------
          Total current liabilities                              24,797             26,889
                                                               --------           --------

LONG-TERM LIABILITIES
      Notes payable, less current portion                        57,360             39,612
      Workers' compensation reserve, less current portion           478                478
      Deferred income tax liability                               2,168                927
      Deferred compensation liabilities                             638                397
                                                               --------           --------
          Total long-term liabilities                            60,644             41,414
                                                               --------           --------

SHAREHOLDERS' EQUITY
      Common stock $0.01 par value 20,000 shares authorized;
          12,691 and 12,689 shares issued and
          outstanding, respectively                                 127                127
      Additional paid-in capital                                 91,588             91,564
      Retained earnings                                          27,400             22,915
                                                               --------           --------
          Total shareholders' equity                            119,115            114,606
                                                               --------           --------

          Total liabilities and shareholders' equity           $204,556           $182,909
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



                           SOS STAFFING SERVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                          (000's except per share data)

                                                       Thirteen Weeks Ended                      Thirty-nine Weeks Ended
                                              October 3, 1999     September 27, 1998      October 3, 1999    September 27, 1998
                                             ------------------  ---------------------   -----------------  ----------------------
SERVICE REVENUES                                $      98,725        $        87,385        $     275,187       $       239,958
DIRECT COST OF SERVICES                                75,836                 67,169              210,151               184,762
                                             ------------------  ---------------------   -----------------  ----------------------
     Gross Profit                                      22,889                 20,216               65,036                55,196
                                             ------------------  ---------------------   -----------------  ----------------------
OPERATING EXPENSES
     Selling, general and administrative               16,323                 13,380               50,936                37,540
     Intangibles amortization                           1,380                    995                4,009                 2,647
                                             ------------------  ---------------------   -----------------  ----------------------
         Total operating expenses                      17,703                 14,375               54,945                40,187
                                             ------------------  ---------------------   -----------------  ----------------------

INCOME FROM OPERATIONS                                  5,186                  5,841               10,091                15,009
                                             ------------------  ---------------------   -----------------  ----------------------

OTHER INCOME (EXPENSE)
     Interest expense                                    (941)                  (627)             (2,905)                  (900)
     Interest income                                       11                     68                  88                    286
     Other, net                                           (90)                    (2)                (39)                    30
                                             ------------------  ---------------------   -----------------  ----------------------
         Total, net                                    (1,020)                  (561)             (2,856)                  (584)
                                             ------------------  ---------------------   -----------------  ----------------------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                       4,166                  5,280               7,235                 14,425
PROVISION FOR INCOME TAXES                             (1,627)                (1,876)             (2,750)                (5,589)
                                             ------------------  ---------------------   -----------------  ----------------------

NET INCOME                                      $       2,539        $         3,404        $      4,485        $         8,836
                                             ==================  =====================   =================  ======================


NET INCOME PER COMMON SHARE
     Basic                                      $        0.20        $          0.27        $       0.35        $          0.70
     Diluted                                             0.20                   0.27                0.35                   0.69

WEIGHTED AVERAGE COMMON SHARES
     Basic                                             12,691                 12,681              12,691                 12,671
     Diluted                                           12,693                 12,808              12,702                 12,842



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


                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents
                                   (in 000's)



                                                                           Thirty-nine Weeks Ended
                                                              October 3, 1999         September 27, 1998
                                                          -----------------------  -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $  4,485                $  8,836
Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                 5,781                   3,659
      Deferred income taxes                                            67                     465
      Loss on disposition of assets                                     9                      10
      Changes in operating assets and liabilities:
         Accounts receivable, net                                 (11,886)                 (9,895)
         Workers' compensation deposit                               (138)                     14
         Prepaid expenses and other                                    95                    (899)
         Deposits and other assets                                    112                    (364)
         Accounts payable                                            (269)                  1,830
         Accrued payroll costs                                      2,649                   1,210
         Workers' compensation reserve                              1,527                     657
         Accrued liabilities                                        1,942                    (624)
         Income taxes payable/receivable                              787                    (404)
                                                                 --------                --------
    Net cash provided by operating activities                       5,161                   4,495
                                                                 --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions of businesses                              (32)                (41,080)
Purchases of property and equipment                                (3,734)                 (2,555)
Payments of acquisition costs and earnouts                        (24,971)                (13,168)
Proceeds from sale of property and equipment                        1,598                      60
                                                                 --------                --------
    Net cash used in investing activities                        $(27,139)               $(56,743)
                                                                 --------                --------

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


                           SOS STAFFING SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
                                   (Unaudited)


                Increase (Decrease) in Cash and Cash Equivalents
                                   (in 000's)


                                                                          Thirty-nine Weeks Ended
                                                                   October 3, 1999       September 27, 1998
                                                               -----------------------  ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of employee stock options                      $     24                $    368
Proceeds from long-term borrowings                                      22,000                  35,000
Payments on long-term borrowings                                        (4,233)                   --
                                                                      --------                --------
Net cash provided by financing activities                               17,791                  35,368
                                                                      --------                --------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                                 (4,187)                (16,880)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                   5,315                  20,463
                                                                      --------                --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                      $  1,128                $  3,583
                                                                      ========                ========


SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the period for:
    Interest                                                          $  3,102                $    873
    Income taxes                                                         2,394                   5,500

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

         The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS for the periods presented (in 000's except per share amounts):

                             Thirteen Weeks Ended October 3, 1999        Thirteen Weeks Ended September 27, 1998
                          -------------------------------------------------------------------------------------------
                                                        Per Share                                       Per Share
                           Net Income        Shares       Amount        Net Income          Shares       Amount
                          -------------------------------------------------------------------------------------------
Basic EPS                  $  2,539           12,691     $  0.20        $  3,404             12,681       $  0.27
Effect of Stock Options                            2                                            127
                          ----------------------------                --------------------------------
Diluted EPS                $  2,539           12,693     $  0.20        $  3,404             12,808       $  0.27
                          ============================                ================================

                           Thirty-nine Weeks Ended October 3, 1999      Thirty-nine Weeks Ended September 27, 1998
                          -------------------------------------------------------------------------------------------
                                                        Per Share                                       Per Share
                           Net Income        Shares       Amount        Net Income           Shares       Amount
                          -------------------------------------------------------------------------------------------
Basic EPS                  $  4,485           12,691     $  0.35        $  8,836              12,671      $  0.70
Effect of Stock Options                           11                                             171
                          ----------------------------                --------------------------------
Diluted EPS                $  4,485           12,702     $  0.35        $  8,836              12,842      $  0.69
                          ============================                ================================

Note 3.  Acquisitions

         Acquisition Costs and Earnouts - Certain of the Company's acquisitions have contingent earnout components of the purchase price. Earnout amounts are accrued when payments become probable, which also increases the amount of goodwill related to the acquisitions. During the thirty-nine weeks ended October 3, 1999 the Company paid acquisition costs and earnouts totaling approximately $25.0 million. As of October 3, 1999 accrued acquisition costs and earnouts totaled $3.6 million.

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

         In September 1999, Interliant, Inc. ("Plaintiff") commenced an action in the United States District Court for the Southern District of Texas, Houston Division, against the Company and its wholly owned subsidiary, Inteliant Corporation. The lawsuit alleges, among other things, that the Company's use of the "Inteliant" mark infringes upon Plaintiff's mark, "Interliant." In addition to the federal trademark infringement claims, Plaintiff alleges unfair competition based on the Company's use of the Inteliant mark, common law infringement and dilution. In the Complaint, Plaintiff has made a demand for an unspecified amount of damages, as well as for an injunction prohibiting the Company's use of the Inteliant mark. Based on information from its trademark counsel, the Company believes that it has valid substantive and equitable defenses to the lawsuit, including that the Inteliant mark is phonetically dissimilar to Interliant, the use of the Inteliant mark does not infringe upon Plaintiff's mark, and its use is not confusing or likely to cause confusion. Notwithstanding the Company's belief, the outcome of any litigation, including this action, is not certain. If Plaintiff were to prevail in the action, the Company would be required to stop the use of the Inteliant mark and to possibly pay damages. The Company does not believe that the cost of changing the mark or the amount of any damages would have a material adverse impact on the Company's financial condition or results of operations.

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

         Information concerning continuing operations by operating segment for each of the thirteen and thirty-nine week periods ended October 3, 1999 and September 27, 1998 is as follows (in 000's):


Segment Service Revenues & Operating Profit
(Unaudited)
                                        Thirteen Weeks Ended                              Thirty-nine Weeks Ended
                            ---------------------   ---------------------      ---------------------   ----------------------
                              October 3, 1999        September 27, 1998          October 3, 1999        September 27, 1998
                            ---------------------   ---------------------      ---------------------   ----------------------
Revenues
    Commercial                  $       72,697          $       65,805             $      199,772          $      183,669
    IT                                  26,028                  21,580                     75,415                  56,289
                            ---------------------------------------------      ----------------------------------------------
                                $       98,725          $       87,385             $      275,187          $      239,958
                            =============================================      ==============================================

Operating Profit
    Commercial                           4,098                   4,003             $        7,487          $       10,155
    IT                                   1,935                   2,400                      5,134                   6,343
    Other (unallocated)                   (847)                   (562)                    (2,530)                 (1,489)
                            ---------------------------------------------      ----------------------------------------------
                                $        5,186          $        5,841             $       10,091          $       15,009
                            =============================================      ==============================================

Segment Assets
                                                      October 3, 1999            January 3, 1999
                                                    ---------------------      ---------------------
Identifiable Assets                                     (Unaudited)
    Commercial                                          $       97,179             $       97,339
    IT                                                         103,646                     82,552
    Other (unallocated)                                          3,731                      3,018
                                                    ------------------------------------------------
                                                        $      204,556             $      182,909
                                                    ================================================

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

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to service revenues of selected income statement items for the Company on a consolidated basis and by operating segment:


                                                             Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                                       ---------------------------------- ----------------------------------

Consolidated                                                October 3, 1999    September 27,   October 3, 1999    September 27,
                                                                  1999             1998             1999             1998
                                                       ----------------- ---------------- ----------------- ----------------
Service revenues                                                 100.0%           100.0%            100.0%           100.0%
Direct cost of services                                           76.8             76.9              76.4             77.0
                                                       ----------------- ---------------- ----------------- ----------------
Gross profit                                                      23.2             23.1              23.6             23.0
                                                       ----------------- ---------------- ----------------- ----------------
Operating expenses:
   Selling, general and administrative expenses                   16.5             15.3              18.5             15.6
   Intangibles amortization                                        1.4              1.1               1.5              1.1
                                                       ----------------- ---------------- ----------------- ----------------
     Total operating expenses                                     17.9             16.4              20.0             16.7
                                                       ----------------- ---------------- ----------------- ----------------
Operating income                                                   5.3%             6.7%              3.6%             6.3%
                                                       ----------------- ---------------- ----------------- ----------------

Commercial Staffing Segment
Service revenues                                                 100.0%           100.0%            100.0%           100.0%
Direct cost of services                                           78.9             79.4              79.0             79.3
                                                       ----------------- ---------------- ----------------- ----------------
Gross profit                                                      21.1             20.6              21.0             20.7
                                                       ----------------- ---------------- ----------------- ----------------
Operating expenses:
   Selling, general and administrative expenses                   14.6             13.9              16.3             14.5
   Intangible amortization                                         0.9              0.6               0.9              0.6
                                                       ----------------- ---------------- ----------------- ----------------
     Total operating expenses                                     15.5             14.5              17.2             15.1
                                                       ----------------- ---------------- ----------------- ----------------
Operating income                                                   5.6%             6.1%              3.8%             5.6%
                                                       ----------------- ---------------- ----------------- ----------------

IT Segment
Service revenues                                                 100.0%           100.0%            100.0%           100.0%
Direct cost of services                                           70.8             69.1              69.4             69.4
                                                       ----------------- ---------------- ----------------- ----------------
Gross profit                                                      29.2             30.9              30.6             30.6
                                                       ----------------- ---------------- ----------------- ----------------
Operating expenses:
   Selling, general and administrative expenses                   18.9             17.0              20.9             16.8
   Intangible amortization                                         2.9              2.7               2.9              2.6
                                                       ----------------- ---------------- ----------------- ----------------
     Total operating expenses                                     21.8             19.7              23.8             19.4
                                                       ----------------- ---------------- ----------------- ----------------
Operating income                                                   7.4%            11.2%              6.8%            11.2%
                                                       ----------------- ---------------- ----------------- ----------------


Consolidated

        Service Revenues: Service revenues for the thirteen weeks ended October 3, 1999 were $98.7 million, an increase of $11.3 million, or 13.0% , compared to sales of $87.4 million for the thirteen weeks ended September 27, 1998. Of the $11.3 million increase, $2.1 million was contributed by businesses acquired that do not have a comparable operating period to the prior year period, and $9.2 million was from internal growth (including new offices offset by office closures). For the thirty-nine weeks ended October 3, 1999, service revenues were $275.2 million, an increase of $35.2 million or 14.7%, compared to sales of $240.0 million for the thirty-nine weeks ended September 27, 1998. The increase in sales was attributable to $19.6 million in sales contributed by businesses acquired that do not have a comparable operating period to the prior year period, while $15.6 million was from internal growth (including new offices offset by office closures).

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

         Gross profit for the thirteen weeks ended October 3, 1999 and September 27, 1998 was $22.9 million and $20.2 million, respectively, an increase of $2.7 million or 13.2%. For the thirteen weeks ended October 3, 1999 and September 27, 1998, gross profit margin was 23.2% and 23.1%, respectively. For the thirty-nine weeks ended October 3, 1999 gross profit increased $9.8 million, or 17.8%, to $65.0 million from $55.2 million for the thirty-nine weeks ended September 27, 1998. For the thirty-nine weeks ended October 3, 1999 gross profit margin was 23.6% compared to 23.0% for the thirty-nine weeks ended September 27, 1998. The margin improvement over the comparable periods of last year is primarily a result of increased pricing due to a Company-wide price-management program implemented by management.

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

         Operating Income: Operating income decreased approximately $0.6 million, or 11.2%, to $5.2 million, for the thirteen weeks ended October 3, 1999, from $5.8 million for the thirteen weeks ended September 27, 1998. Operating margin, as a percentage of revenues, was 5.3% for the thirteen weeks ended October 3, 1999, compared to 6.7% for the thirteen weeks ended September 27, 1998. For the thirty-nine weeks ended October 3, 1999 operating income was $10.1 million, a decrease of approximately $4.9 million, or 32.8%, from $15.0 million for the thirty-nine weeks ended September 27, 1998. Operating margin, as a percentage of revenues, for the thirty-nine week period ended October 3, 1999 was 3.6% compared to 6.3% for the thirty-nine week period ended September 27, 1998. The decrease in operating margin was due primarily to the increase in operating expenses.

         Income Taxes: The effective combined federal and state income tax rate for the thirteen weeks ended October 3, 1999 was 39.1% , compared to 35.5% for the thirteen weeks ended September 27, 1998. The increase in the combined tax rate was due primarily to fewer government-sponsored tax credits earned compared to the thirteen weeks ended September 27, 1998, as well as an increase in non-deductible amortization relating to certain acquisitions. For the thirty-nine weeks ended October 3, 1999, the effective combined federal and state income tax rate was 38.0% compared to 38.7% for the thirty-nine weeks ended September 27, 1998. The decrease in the combined tax rate was due primarily to lower earnings combined with income tax credits earned through specific government-sponsored hiring incentives. The reduction offered by tax credits was partially offset by an increase in non-deductible amortization and increased operations in states which assess higher state tax rates.

Commercial Staffing Segment

         Service Revenues: Substantially all of the Company's commercial staffing service revenues are generated from the time worked by the Company's temporary staffing employees on customer engagements and from permanent placement of personnel with customers. Service revenues generated from temporary assignments are recognized as income at the time service is provided, while service revenues generated from permanent placement services are recognized at the time the customer agrees to hire a candidate supplied by the Company. Service revenues for the commercial staffing segment increased by 6.9$ million, or 10.5%, to $72.7 million for the thirteen weeks ended October 3, 1999, compared to $65.8 million for the thirteen weeks ended September 27, 1998. Of the $6.9 million increase, $2.1 million was attributable to offices acquired that do not have a comparable operating period to the prior year, and $4.8 million was from internal growth (including new offices offset by office closures). For the thirty-nine weeks ended October 3, 1999, service revenues for the commercial staffing segment increased by $16.1 million,or 8.8%, to $199.8 million compared to $183.7 million for the thirty-nine weeks ended September 27, 1998. The $16.1 million increase was attributable primarily to internal growth of $5.8 million and $10.3 million contributed by businesses acquired that do not have a comparable operating period to the prior year.

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

         Operating expenses, excluding intangibles amortization, as a percentage of service revenues were 14.6% for the thirteen weeks ended October 3, 1999, compared to 13.9% for the thirteen weeks ended September 27, 1998. The increase was due primarily to an increased operating cost structure related to operations of acquired businesses; additionally, the Company realized increased depreciation costs associated with its information systems upgrade. Operating expenses, excluding intangibles amortization, as a percentage of service revenues were 16.3% for the thirty-nine weeks ended October 3, 1999, compared to 14.5% for the thirty-nine weeks ended September 27, 1998. The increase was attributable to the operations of acquired businesses with higher operating cost structures than the remainder of the Company's operations, an increase in credit losses experienced in the first half of the year, and an increase in depreciation.

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

IT Segment

         Service Revenues: IT segment service revenues are generally based on the time worked by temporary staffing and consulting employees on customer assignments, or when staff is placed on a permanent basis with the customer. Service revenues increased $4.4 million, or 20.6%, to $26.0 million for the thirteen weeks ended October 3, 1999, from $21.6 million for the thirteen weeks ended September 27, 1998. The increase was attributable to internal growth of $4.4 million. For the thirty-nine weeks ended October 3, 1999, IT service revenues amounted to $75.4 million, an increase of $19.1 million,or 34.0%, from $56.3 million for the thirty-nine weeks ended September 27, 1998. The increase was due in part to the operation of acquired businesses, which accounted for approximately $9.3 million. Internal growth (including new offices offset by office closures) accounted for approximately $9.8 million of the increase.

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

         Operating Expenses: Operating expenses, excluding intangibles amortization, as a percentage of service revenues were 18.9% and 17.0% for the thirteen weeks ended October 3, 1999 and September 27, 1998, respectively. The increase for the thirteen weeks ended October 3, 1999 was due primarily to an increase in operating cost structure due to acquisitions. Operating expenses, excluding intangibles amortization, as a percentage of service revenues were 20.9% and 16.8% for the thirty-nine weeks ended October 3, 1999 and September 27, 1998, respectively. The increase reflects the acquisition of companies with higher operating cost structures, an increase in credit losses as well as additional management changes and costs related to relocating the Company's Inteliant subsidiary.

         Intangibles amortization as a percentage of revenues was 2.9% for the thirteen weeks ended October 3, 1999 and 2.7% for the thirteen weeks ended September 27, 1998. For the thirty-nine weeks ended October 3, 1999 and September 27, 1998, intangibles amortization was2.9% and 2.6%, respectively. The change was due primarily to increased IT acquisitions and earnouts for 1999 and 1998.

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

Liquidity and Capital Resources

         For the thirty-nine weeks ended October 3, 1999 net cash provided by operating activities was $5.2 million, compared to $4.5 million for the thirty-nine weeks ended September 27, 1998. The change in operating cash flow was primarily a result of lower net income offset by increased depreciation and amortization and a net increase in certain working capital accounts including workers' compensation and other accrued liabilities.

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

         The Company's financing activities provided net proceeds of $17.8 million, primarily from borrowings against the Company's revolving credit facility compared to $35.4 million for the thirty-nine weeks ended September 27, 1998. The unsecured credit facility provides for maximum borrowings of $40 million. The agreement, which provides for both short-term and long-term borrowings, expires in July 2001. Short-term borrowings bear interest at a bank's prime rate (8.25% at October 3, 1999). Long-term borrowings bear interest at LIBOR plus an "applicable margin" (currently 2.0%) dependent on certain financial ratios (total rate of 7.38% at October 3, 1999). As of October 3, 1999, $11.8 million was available for borrowings or additional letters of credit.

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

         In September 1999, Interliant, Inc. ("Plaintiff") commenced an action in the United States District Court for the Southern District of Texas, Houston Division, against the Company and its wholly owned subsidiary, Inteliant Corporation. The lawsuit alleges, among other things, that the Company's use of the "Inteliant" mark infringes upon Plaintiff's mark, "Interliant." In addition to the federal trademark infringement claims, Plaintiff alleges unfair competition based on the Company's use of the Inteliant mark, common law infringement and dilution. In the Complaint, Plaintiff has made a demand for an unspecified amount of damages, as well as for an injunction prohibiting the Company's use of the Inteliant mark. Based on information from its trademark counsel, the Company believes that it has valid substantive and equitable defenses to the lawsuit, including that the Inteliant mark is phonetically dissimilar to Interliant, the use of the Inteliant mark does not infringe upon Plaintiff's mark, and its use is not confusing or likely to cause confusion. Notwithstanding the Company's belief, the outcome of any litigation, including this action, is not certain. If Plaintiff were to prevail in the action, the Company would be required to stop the use of the Inteliant mark and to possibly pay damages. The Company does not believe that the cost of changing the mark or the amount of any damages would have a material adverse impact on the Company's financial condition or results of operations.

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