Form 10-K
period 2000-01-02
SOS STAFFING SERVICES INC
filed 2000-04-03
CIK 945437

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 2, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-26094

                           SOS STAFFING SERVICES, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

         Utah                                                     87-0295503
         ----                                                     ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1415 South Main Street, Salt Lake City, Utah                        84115
--------------------------------------------                        -----
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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, on March 6, 2000, based upon the closing sales price of the Common Stock of $5.13 per share on that date, as reported on the NASDAQ/NMS Stock Market, was approximately $26,236,913. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2000,  Registrant  had  outstanding  12,691,398  shares of Common
Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 2, 2000 are incorporated by reference into Parts II and IV of this Report. Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders to be held May 17, 2000 are incorporated by reference in Part III of this Report.

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

ITEM 1.  BUSINESS

Development of Business

         SOS Staffing Services, Inc. ("SOS" or the "Company") is a leading provider of staffing and consulting services in the Western United States. As of January 2, 2000, SOS operated a network of 150 offices located in 18 states. The Company provides a broad range of commercial staffing and information technology ("IT") services. Commercial staffing services include light industrial, clerical, industrial, technical, specialty and other professional services. IT services consist of staffing, consulting and outsourcing services such as systems design, programming, network and systems management and e-business solutions.

         The Company's commercial staffing offices are supported by centralized functions at corporate headquarters that include marketing, recruiting, training and retention, workers' compensation, insurance services, accounts payable, purchasing, credit, legal and other administrative support services. Generally, each staffing office has access to the Company's central management information system and its proprietary software that provides information on customer requirements, available applicants, staffing employees on assignment and other information which facilitates efficient response to customer job orders.

         The Company has consolidated its IT staffing, consulting and outsourcing operations into Inteliant Corporation ("Inteliant"), a wholly-owned subsidiary of the Company, and has developed a support system tailored to the specific needs of IT customers. Inteliant has responsibility for accounting (including accounts payable, accounts receivable, and purchasing), marketing, recruiting, and training. Other functions such as workers' compensation and other insurance services and legal review have been centralized at the Company's corporate headquarters.

Segment Financial Information

         The Company's operations are grouped into two identifiable operating segments: commercial staffing and IT. The commercial staffing segment provides staffing solutions to companies by furnishing temporary clerical, industrial, light-industrial, engineering, and professional services. The IT segment provides consulting services (including resource planning and implementation, e-commerce, internet technology and management consulting), staffing, and outsourcing (including help desk and data center operations) in IT-related fields. Financial information concerning the Company is included in Item 8 in
Part II of this report.

Description of Business by Segment

Commercial Staffing

         Principal services and markets: Historically, the Company's commercial staffing segment customers have consisted primarily of small to mid-size companies. Sales to these businesses are developed either locally or regionally. Generally, the commercial staffing segment provides light industrial, clerical and industrial services through SOS Staffing Services, Skill Staff, Industrial Specialists, TOPS Staffing and Century Personnel offices. The commercial staffing segment also offers other specialized services provided by offices such as SOS Technical Services (engineers, chemists, geologists, designers, drafters, illustrators, artists, writers and other technical personnel), AccountStaff (accountants, bookkeepers, auditors, data entry personnel and financial analysts), PAMS (medical administrative services), SOS Collections Services

(collection services and project billing for medical facilities), Devon & Devon and Truex (high-end administrative staffing and permanent placement), CGS
Personnel (mining and mineral exploration engineers, geologists and hydrologists) and Mortgage Staffing (loan servicing and loan production professionals).

         The Company's commercial staffing services also include professional employer services such as payrolling, outsourcing, on-site and administrative professional services:

- Payrolling typically involves the transfer of a customer's short-term seasonal or special use employees to the Company's payroll for a designated period.

- Outsourcing represents a growing trend among businesses to contract with third parties to provide a particular function or business department for an agreed price over a designated period.

- On-site services involve locating a regular SOS employee at the customer's place of business to manage the customer's entire temporary staffing requirements.

- Administrative professional services offer SOS customers skills testing, drug testing and risk management services.

     o   Skills   testing   available  to  SOS  customers   include   cognitive,
         personality and psychological evaluations.

     o   Drug tests are confirmed through an independent certified laboratory.

     o   Risk  management   services  include  on-site  safety   inspection  and
         consulting services.

         The Company also provides professional employer organization services through the Company's ServCom Staff Management, Inc. subsidiary, on a limited basis, which offers to SOS customers the benefits of employee leasing.

         In the commercial staffing segment, SOS has focused on opening hub offices in key metropolitan areas followed by establishing offices in surrounding markets. This decentralized office management strategy locates multiple offices in close proximity to customers and temporary staffing employees. The Company believes this strategy has allowed it to rapidly gain market share with low entry costs. Once a hub office has been established, the Company focuses on leveraging hub office resources to market and deliver services to surrounding smaller markets and to cross-sell IT and other specialty staffing services. In these markets the Company has frequently achieved significant penetration and has often become the dominant provider of staffing services.

         In order to develop a wider market presence, the Company initiated a national marketing team whereby large multi-state companies are targeted. The contacts for these national accounts are centralized at the Company's headquarters in Salt Lake City, Utah. The accounts are serviced by local offices in markets in which the Company has an established presence and subcontractors where the Company has not established an office.

         The Company provides commercial staffing services through a network of 131 offices located in 15 states. The Company currently operates at least one office in every market in the mountain states (Arizona, Colorado, Idaho, Montana, New Mexico, Nevada, Utah, and Wyoming) with a population base in excess of 100,000 people. In larger markets, the Company generally provides light industrial and clerical personnel through SOS Staffing Services offices, while service-specific specialty offices provide specialty services. In smaller markets, SOS offices offer a broader variety of commercial staffing services including specialty services. The Company also has commercial staffing offices in California, Hawaii, Kansas, Missouri, Oregon, Texas, and Washington.

         Management believes the Company has substantial opportunities to expand its office network and the range of services it offers to its customers. Since completing its initial public offering in June 1995, the Company has added a net total of 89 offices to its commercial staffing segment through internal growth and acquisitions. The Company intends, for the foreseeable future, to concentrate on strengthening its office network by focusing on internal growth.

         Seasonality: The segment's business follows the seasonal trends of its customers' business. Historically, the segment has experienced lower revenues in the first quarter with revenues accelerating during the second and third quarters and then starting to slow again during the fourth quarter due to seasonal trends of its customers.

         Trademarks: The Company uses a variety of trademarks and trade names which are generally descriptive of the temporary staffing services offered, including SOS Staffing Services(R), Century Personnel, Centech, Devon & Devon, Skill Staff, AccountStaff, TSI, Industrial Specialists, SOS Technical Services, ServCom, PAMS Employment Services, SOS Collections, CGS Personnel, Mortgage Staffing, TOPS Staffing Services(R), and Truex. The Company has registered or reserved the majority of these names in the appropriate states.

         Customers: Historically, commercial staffing customers have consisted primarily of small to mid-size customers. Management believes there remain significant opportunities to deliver profitable commercial staffing services to small and mid-size customers. However, as the Company expands its network into larger markets and develops its national sales network, the Company anticipates that it will provide commercial staffing services to larger customers.

         No customer accounted for more than ten percent of the commercial staffing segment's net service revenues during fiscal 1999, and the segment's top ten customers accounted for less than eight percent of the segment's service revenues during the same period.

         Competition: The Company's competitors consist of national, regional and local companies operating offices throughout the nation, making the industry highly competitive and highly fragmented, with limited barriers to entry. The Company faces intense competition from large national and international companies with substantially greater financial and marketing resources, as well as strong local and regional staffing companies.

         The Company competes for qualified temporary staffing employees and for customers who require the services of such employees. The principal competitive factors in attracting and retaining qualified staffing employees are competitive salaries and benefits, quality and frequency of assignments and responsiveness to employee needs. The Company believes that many persons who seek temporary employment are also seeking regular employment and that the availability of temporary staffing assignments, which may lead to regular employment, is an important factor in its ability to attract qualified staffing employees.

         The principal competitive factors in obtaining customers are a strong sales and marketing program, having qualified staffing employees to assign in a timely manner, matching of customer requirements with available resources, competitive pricing and satisfactory work production. The Company believes its strong emphasis on providing service and value to its customers and employees are important competitive advantage.

Information Technology

     Principal services and markets: The Company's IT services consist of a full suite of IT consulting, e-business, communications, and staffing services, which are marketed to Fortune 1000, mid-tier, and early stage companies. The various practices with in the Company's IT segment are complimentary to each other allowing the Company to provide multiple services to clients.

-    e-business  services  are  focused  on  providing   integrated   e-commerce
     solutions, and typically include requirements analysis, best practices application, commerce product evaluation, integration and implementation. The company is able to deliver services that enable a complete e-business strategy, including specific knowledge and skills with e-commerce transaction products, integration with supply chain components, architecture, platform and infrastructure, customer relationship management ("CRM"), web site design, and complete test and validation.

- The CRM practice concentrates on the management, implementation, upgrade and support of front office customer relationship solutions integrated with internet and back office systems. This practice is marketed both as a part of the Company's e-business suite, as well as on a standalone basis. The Company's CRM practice delivers strategic consulting and also draws on the Company's experience implementing customer interaction tools such as call centers, interactive voice response systems, voice/data convergence, and computer telephony integration.

- Communications services deliver complete operational support services design, implementation, and integration services, including order management and converged billing, to major wireless and wire-line carriers, competitive local exchange connections, and internet service providers. In addition to specialized communications services, the Company's communications practice bundles services and skills from a number of the Company's other practices, including technology and e-business services for delivery to communications clients.

- Technology solutions provide both operational and technical engineering solutions for IT-system related issues. These solutions include design and implementation of architectures and frameworks for creating managed operating environments, services for server and database design and implementation, and process design utilizing "best-practice" processes to assist companies in properly structuring and supporting their IT organizations and processes.

- Outsourcing services are provided to customers who turn over to Inteliant the management and staffing of specific IT functions, including help desk services and operation and administration of client information systems.

- Staffing services include computer programming, system design, analysis and administration, network and systems management and software and documentation development. IT staffing services are similar in many respects to commercial staffing services; however, IT services generally require increased specialization and technical skill, carry significantly higher hourly bill and pay rates and involve substantially longer job assignments.

         The Company provides IT services to companies throughout the U.S. through its network of 19 offices located throughout the Western United States and Massachusetts. The Company's IT consulting and staffing offices generally serve larger geographic areas than the commercial staffing offices, principally due to the increased specialization associated with IT services. The Company's strategy of integrating and expanding its existing IT staffing and consulting office network will include efforts to position IT offices in strategic locations throughout the United States, rather than the "hub and spoke" approach used by the Company to expand its network of commercial staffing offices.

         Seasonality: This segment does not experience the level of seasonality associated with the Company's commercial segment.

         Customers: The Company's IT segment pursues customers who are generally larger than many of the Company's commercial staffing customers. Many of the Company's IT customers are Fortune 1000 companies, government agencies and educational institutions. The Company focuses on smaller specialty projects at these larger businesses or as support in larger projects. The Company believes that it has developed competitive advantages in serving mid-sized and larger businesses and projects by tailoring its operations to meet customer needs, including the establishment of strong customer relationships through local marketing efforts, quality service and community involvement.

         No customer accounted for more than ten percent of the Company's IT segment's service revenues. However, approximately 19% of the Company's service revenues generated in the IT segment during fiscal 1999 were obtained from two national customers within the telecommunications industry, and the top ten customers in that segment accounted for approximately 36% of total segment revenues. Management believes, however, that these customers do not represent a substantial credit or business risk and feel that the segment has adequate diversification and resources to be protected in the event of the loss of any of these customers.

         Competition: The Company's competitors consist of national, regional and local companies operating offices throughout the nation, making the industry highly competitive and highly fragmented, with limited barriers to entry. The Company faces intense competition from large national and international companies with substantially greater financial and marketing resources than those of the Company, as well as strong local and regional staffing companies.

         The Company competes for qualified staffing and consulting employees and for customers who require the services of such employees. The principal competitive factors in attracting and retaining qualified staffing employees are competitive salaries and benefits, quality and frequency of assignments and responsiveness to employee needs. The principal competitive factors in attracting and retaining qualified consultants are salary, benefits, training and career development.

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

Staff Employees

         At January 2, 2000, the Company had approximately 1,400 staff employees, of which, approximately 590 were billable consultants or technical personnel. The Company's training department provides general and job specific training to all staff employees, including continuing training with experienced counterparts. None of the Company's staff employees are covered by collective bargaining agreements. The Company considers its relationship with its staff employees to be good.

Sales and Marketing

         SOS generally markets its commercial staffing services through its network of offices whose managers, supported by the Company's marketing staff, make personal sales visits to all accounts and prospects. The Company emphasizes long-term personal relationships with its customers and develops these relationships through regular contact, periodic assessment of customer requirements and consistent monitoring of employee performance. New customers are obtained through customer referrals, telemarketing, cold calls and advertising in a variety of local and regional media, including television, radio, direct mail, Yellow Pages, newspapers, magazines and trade publications. The Company is also a sponsor of job fairs and other community events. In addition, the Company is increasingly using the Internet to support its marketing efforts; clients can research the Company and order staffing services on-line.

         The Company's IT sales and marketing efforts may include the activities described above, but are generally more focused to address IT staffing and consulting needs which are typical of specific customers. Many of the Company's existing and prospective IT customers routinely outsource IT functions, such as programming, help desk and data-center monitoring. The Company's IT staffing and consulting personnel seek to identify IT requirements of its customers and promote IT services designed to meet those requirements. In addition to personal sales visits, targeted mailings and telephone solicitations, the Company's IT personnel actively promote the Company's services through cross-selling complementary IT services to existing customers and participating in industry trade associations.

Recruiting

         The Company believes a key element of its growth and profitability has been its ability to recruit and retain qualified staffing personnel. In an effort to attract commercial staffing personnel, the Company employs recruiters who regularly visit schools and professional associations and present career development programs to various organizations. In addition, the Company obtains applicants from referrals by its staffing employees and from advertising on radio, television, in the Yellow Pages and through other print media. The Company actively utilizes the Internet to recruit professional, IT and technical staffing, and other employees. Each applicant for a commercial staffing position is interviewed with emphasis on past work experience, personal characteristics and individual skills. The Company utilizes the Dictionary of Occupational Titles, published by the Department of Labor, to evaluate and assign staffing employees. The Company maintains software-training programs at its offices for applicants and employees.

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

         To promote loyalty and retention among its staffing employees, the Company provides them with certain employee benefits, including access to a
Section 401(k) defined contribution plan, cafeteria plan, vacation pay and health insurance programs. In addition, the Company has the ability to issue paychecks to commercial staffing employees on a daily basis for work performed.

Risk Management

         SOS is responsible for all employee-related expenses for its staff and temporary employees including workers' compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses. The Company has implemented a deductible workers' compensation program through ACE USA (formerly CIGNA Property and Casualty) with a loss cap of $300,000 per occurrence, and an aggregate cap of approximately $11.0 million, adjusted based on actual payroll. Employees in Washington, Wyoming, and North Dakota are insured through those states' insurance funds because private insurance is not permitted in those states. The Company employs a full-time professional risk manager and staff who work closely with the insurance carrier to manage claims.

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

Information Systems

         The Company's central management information system is linked to most of the Company's commercial staffing offices. The centralized system is designed to support Company-wide operations such as payroll, billing, accounting, sales and management reports. The Company has some operations, obtained through acquisition, that have their own centralized systems in place. Systems have been implemented to automate the reporting of these entities to the Company.

         The Company has recently upgraded the commercial staffing segment's financial systems with plans to upgrade additional information processing functions. The new system provides for greater flexibility in back office functions while interfacing well with the front office operations at the branch level. All files are backed up routinely and stored off-site. Critical files are backed up on a daily basis. The present system has capacity to service the Company's anticipated growth without significant capital expenditures for the foreseeable future

         The Company has developed a central management information system for use by the Company's IT offices. All of the Company's 19 IT offices are linked to a central management information system. The Company anticipates that its IT system will be connected to the Company's existing system for certain common functions; however, the IT system is designed to accommodate the different business cycles and processes associated with the IT industry.

Factors that May Affect Future Results

         The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding the Company's acquisition plans and opportunities, existing and proposed service offerings, market opportunities, expectations, goals, revenues, financial performance, strategies, intentions for the future and any other statements to the effect that the Company or its management "believes", "expects", "anticipates", "plans" or other similar expressions. Such forward-looking statements are included under Item 1. "Business", Item 2. "Properties", Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statements. It is important to note that such statements may not prove to be accurate, and that the Company's actual results and future events could differ materially from those anticipated in such statements. Many factors could cause actual results to differ materially from the Company's expectations, including, without limitation, the factors identified below.

         The Company's future results will be impacted by, among other factors, the Company's ability to implement its growth strategy, which, in turn, is dependent upon a number of factors, including the availability of working capital to support such growth, plans to integrate and expand the Company's offering of IT services, the Company's ability to integrate the operations of acquired businesses, management's ability and resources to implement the growth strategy, the Company's ability to attract and retain skilled employees needed to implement the Company's business plan and meet customer needs, and the successful hiring, training and retention of qualified field management. Future results will also be affected by other factors associated with the operation of the Company's business, including the Company's response to existing and emerging competition, demand for the Company's services, effects associated with the recent transition within the Company's senior management, the Company's ability to maintain profit margins in the face of pricing pressures, the Company's efforts to develop and maintain customer and employee relationships, economic fluctuations, employee-related risks and expenses, and the unanticipated results of pending or future litigation.

         All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report. You also should consult other factors identified from time to time in the Company's periodic reports to the Securities and Exchange Commission.

ITEM 2.  PROPERTIES
         ----------

         As of January 2, 2000, the Company provided services through 150 offices in 18 states. These offices typically consist of 1,200 to 5,000 square feet and are generally leased by the Company for terms of three to five years. Offices in larger or smaller markets may vary in size from the typical office. The Company does not expect that maintaining or finding suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion will be difficult.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the 52 weeks ended January 2, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
         ---------------------------------------------------------------------

         The information required by this Item is incorporated by reference to page F-41 of the Company's 1999 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The information required by this Item is incorporated by reference to page F-1 of the Company's 1999 Annual Report to Shareholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         The information required by this item is incorporated by reference to pages F-9 through F-16 of the Company's 1999 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The Company is exposed to interest rate changes primarily in relation to its 1998 Amended Credit Facility and its 1998 Senior Debt Placement. At January 2, 2000, the Company's outstanding borrowings on the Credit Facility were $20.0 million, while outstanding borrowings on the Senior Debt Placement were $35.0 million. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective the Company borrows against its credit facility at variable interest rates. The Company's senior debt placement bears interest at a fixed interest rate. For fixed rate debt, interest rate changes generally affect the fair value of the debt, but not the earnings or cash flows of the Company. Changes in the fair market value of fixed rate debt generally will not have a significant impact on the Company unless the Company is required to refinance such debt. At January 2, 2000, the fair value of the Company's long-term debt is estimated by discounting expected cash flows at a bank's prime rate. At January 2, 2000 the carrying amount of $35.0 million is reflected in the consolidated balance sheets. The estimated fair value of the unsecured notes, using a discount rate of 8.5% over the expected maturities of the obligations, is approximately $32.6 million.

         .

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
         ------------------------------------------

         The information required by this item is incorporated by reference to pages F-17 through F-36 of the Company's 1999 Annual Report to Shareholders.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         -----------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None

Financial Highlights.........................................................F-1
Shareholder Letter...........................................................F-2
The Company..................................................................F-4
Management's Discussion and Analysis
     of Financial Condition and Results of Operations........................F-9
Consolidated Financial Statement and Notes..................................F-17
Report of Independent Public Accountants....................................F-38

Financial Highlights
(in thousands, except per share data)

                                                            Fiscal Year (52/53 Weeks) Ended
                                             1999         1998(3)        1997          1996         1995(1)
                                         -----------------------------------------------------------------------
Statement of Income Data:
Service revenues                         $    371,054  $    330,327  $    209,251  $    136,163  $     87,533
Gross profit                                   85,804        75,939        46,711        27,574        18,180
Income from operations                         12,564        16,777        12,350         6,707         4,321
Net income(1)                                   5,351         9,858         7,526         4,030         2,940
Earnings per share
    Basic                                $       0.42  $       0.78  $       0.78  $       0.59  $       0.54
    Diluted                                      0.42          0.77          0.77          0.59          0.43
Weighted average common shares
    Basic                                      12,691        12,675         9,654         6,780         4,985
    Diluted(2)                                 12,699        12,810         9,780         6,838         6,229

Balance Sheet Data:

Working capital                          $     37,969  $     26,989  $     42,791  $     17,012  $      9,645
Total assets                                  200,624       182,909       118,290        47,293        19,327
Total debt                                     55,687        39,925             -             -         1,450
Shareholders' equity                          120,086       114,606       104,336        36,834        14,668

(1) The Company completed its initial public offering ("IPO") in July 1995 and in connection therewith terminated its S Corporation election. Net income for fiscal 1995 has been adjusted to reflect a pro forma provision for income taxes.

(2) Prior to the completion of its IPO, the Company distributed approximately $8.0 million of its accounts receivable to its S Corporation shareholders. The weighted average common shares outstanding for diluted earnings per share for 1995 reflects the issuance of 1,230,769 shares at an offering price of $6.50 per share.

(3) In accordance with Industry practice, the Company reclassed approximately $1,257,000 in commissions related to permanent placement revenues as a component of direct cost of services rather than as selling, general, and administrative expenses.

Dear Shareholder:

1999 was a year of strengthening our human capital. It was a year of advancing our market position; a year of developing many aspects of SOS Staffing Services. The goal was simple--to ensure that we provide better people for better jobs.

In the last year, we made several investments in our people and our technology in order to deliver quality service to our customers. Notably, we developed our internal staff by refining our training programs and incorporating ART (the philosophy of "attracting, retaining and training"). We also developed LCI (Learner Controlled Instruction) and certification programs to help ensure a well-trained staff.

Three key executives joined the management team in 1999: Tom Sansom, as President of the Commercial Division; Brad Stewart, as Executive Vice President and Chief Financial Officer; and John Schaffer, who was promoted to President of Inteliant.

Tom has 35 years of experience with national firms in the staffing industry. He joined SOS in December of 1999. Recently, he was named to the SOS board of directors. Tom is an experienced leader who has made great contributions in the industry. We are delighted to welcome him to the SOS board of directors and know that he will be a valuable asset as we continue to execute our strategic plans.

Brad Stewart, Executive Vice President and Chief Financial Officer, also recently joined the SOS team. He is a Certified Public Accountant (CPA) and has more than 15 years of broad experience, including eight years in public accounting with Arthur Andersen and several years in executive leadership roles with both Marker International and The Murdock Group.

In March of 1999, John Schaffer was appointed President of the Company's Inteliant subsidiary. Schaffer joined SOS Staffing Services in 1997 with the Company's acquisition of JesCo Technical Services, Inc. (Kirkland, Wash.), which he founded in 1992. John has nearly 15 years' experience in IT management and consulting, including technology enablement, operations audit, financial system implementation, release management, and customer service and support.

With an experienced management team at the helm, we are primed for growth.

SOS recently formed a strategic alliance with BioLynx.Com(R), a company based in San Antonio, Texas, providing Internet access to employee time and attendance tracking. Their innovative HandPunch(TM) solution is based on biometric technology (the statistical study of biological data). Research indicates that clients using the BioLynx.Com(R) service could potentially save substantial payroll dollars by eliminating inaccurate time reporting and data entry errors, and by automating the link to current payroll systems. The system will allow users to access time and attendance data over the Internet.

Customer satisfaction continues to be a focal point for SOS. During 1999, SOS provided approximately 100,000 employees to more than 15,000 clients in 28 states (primarily in the western U.S.). Several of our largest customers have used the Company's service for more than 20 years. We strive to provide our lifetime customers with value-added services. We listen to and act on feedback from our clients, as evidenced by increasingly positive rankings on our annual customer surveys.

SOS made investments in technology in 1999, concentrating on system-integration and enterprise-wide time and billing solutions for Inteliant. We also enhanced the "apply on-line" and "order on-line" features of our Internet web site. Web recruiting continues to enable SOS to fill unique and specialized positions.

Service revenues for the 52 weeks ended January 2, 2000 were $371.1 million compared to $330.3 million for the 53 weeks ended January 3, 1999, an increase of 12.4%. Net income for fiscal 1999 was $5.4 million compared to $9.9 million for fiscal 1998, a decrease of 45.5%. Diluted earnings per common share amounted to $0.42 for the 52 weeks ended January 2, 2000 and $0.77 for the 53 weeks ended January 3, 1999.

The increase in service revenues for 1999 was attributable to internal growth in the Company's comparable offices and acquired businesses. The decrease in net income was a result of higher operating expenses related to acquired companies with higher operating cost structures than the remainder of the Company's operations. In addition, the Company recognized increased amortization expense from certain earnout programs associated with the Company's acquisitions.

All in all, 1999 has been a year of focusing on our people, our services, our customers and our technology. We are confident that these investments are well chosen and will result in a stronger company going forward.

I want to acknowledge the interest and support of our investors. We remain enthusiastic about the future of SOS, and we pledge our best efforts to our mutual success.

Sincerely,

/s/JoAnn W. Wagner
------------------
JoAnn W. Wagner
Chairman of the Board,
President and
Chief Executive Officer

Our success has always been linked to recognizing what we do best--and then finding ways to do it even better. In 1999 we improved upon our strengths and reinforced SOS Staffing Services' growing reputation as a provider of innovative, quality staffing services. We are confident these changes will help us continue expanding our services and growing our company.

Inteliant Corporation

Our information technology subsidiary, Inteliant Corporation, made major strides in 1999 to integrate its operations into five targeted high-growth regions with strategic lines of business.

Inteliant initiated its e-commerce and customer relationship management (CRM) practice areas to complement its traditional strengths in technology and Internet solutions. As a result, Inteliant has evolved to become a unique national provider of IT consulting services for Fortune 1000, mid-tier and early stage customers.

Inteliant continues to expand its communications industry expertise with existing clients and its new involvement in the Competitive Local Exchange Carriers (CLEC) space. Inteliant will leverage its already strong position in the communications industry to upsell several of its new practices, including e-commerce and CRM.

Inteliant is now poised to execute a full-service IT consulting plan that includes increased brand identity, additional markets and enhanced employee opportunity--enabling it to attract and retain highly skilled consultants and staff members.

SOS TEAM

SOS has developed recruiting into an ART: Attracting, Retaining and Training. Because the quality of our staff directly affects the quality of our services, we go to great lengths to ensure our people are properly trained and effective in their positions.Our new Learner Controlled Instruction (LCI) training and certification program, resulting from months of extensive development by the Company, is highly effective in its ability to teach and test employees on our operational procedures and methods. Within three days of being hired, new staff employees begin a step-by-step LCI certification process that includes ongoing updates on our best practices.

Since LCI is self-paced, it results in effective learning with less supervisory effort and cost. Coupled with the Rembrandt(R) personality profile, LCI helps us accurately determine a new employee's potential for success within the unique SOS service model. Our customers receive the ultimate benefit in responsive, efficient staffing.

SOS ASSOCIATES

We provide qualified individuals to our customers. Our slogan, "Better People, Better Jobs," communicates our commitment to thoroughly screen our employees, guarantee their performance and provide them with valuable career opportunities.

We use SkillCheck(R) to evaluate applicants on their software, clerical and professional skills. We can also create customized tests and training to satisfy a customer's specific need. The result is more accurate placement, which saves SOS and its customers time and money--and enhances customer and employee satisfaction.

SOS CUSTOMERS

Customer satisfaction, a key component of any company's success, improved considerably for SOS in 1999. Nearly 90 percent of the commercial-staffing customers surveyed rated SOS "good" or "excellent" compared with their expectations.

Several of our largest customers have been with SOS for more than 20 years. The loyalty of these businesses is evidence of our quality service.

SOS-BIOLYNX.COM(R) PARTNERSHIP

SOS now has the ability to help businesses save a substantial amount of their payroll costs through the BioLynx.Com(R) time-tracking system. Our exclusive agreement with BioLynx.Com, a company based in San Antonio, Texas, positions SOS as a progressive, full-service human resource partner--rather than just another vendor.

Through BioLynx.Com's Internet-based tracking services, SOS can give customers on-demand, global access to employee time and attendance records. This technology amounts to a much more convenient, efficient tool for businesses to manage their human resource capital.

SOS INTERNET RECRUITING
-----------------------
Our use of new technology places SOS at the forefront of the Internet recruiting explosion. As we continue to embrace the World Wide Web as a recruiting tool, we are increasingly able to provide our customers with timely delivery of qualified people.

The SOS web site, which features online application capability, is quickly becoming a high-profile recruiting tool that benefits online job seekers, employers and the Company. Each month sosstaffing.com receives up to 400,000 hits and 1,200 resumes online. These figures continue to rise as we maintain a targeted Internet advertising banner campaign with U S West(R) and sustain top-level registration with the Web's most popular search engines.

(GRAPHIC OMITTED)

ALASKA
Juneau

ARIZONA
Kingman
Phoenix (4)
Prescott
Sierra Vista
Tempe
Tucson (4)
Yuma

CALIFORNIA
Carlsbad
Cupertino
Escondido
Irvine
Lake Forest
Newport Beach
Palo Alto
Pleasanton
San Diego (3)
San Francisco (2)
San Jose
Sunnyvale (2)
Tustin
Venice

COLORADO
Aspen
Aurora
Carbondale
Colorado Springs (3)
Cortez
Craig
Delta
Denver (7)
Durango
Eagle-Vail
Frisco
Ft. Collins
Grand Junction (3)
Greeley
Longmont
Montrose
Northglenn
Pueblo
Rifle
Steamboat Springs


HAWAII
Aiea
Honolulu

IDAHO
Boise
Burley
Idaho Falls
Pocatello
Twin Falls

KANSAS
Kansas City
Lawrence
Olathe
Overland Park (2)
Prairie Village
Topeka

MASSACHUSETTS
Quincy

MISSOURI
Independence (2)
Joplin
Kansas City (3)
Lee's Summit
Liberty

MONTANA
Billings
Great Falls

NEVADA
Carson City
Elko
Las Vegas (4)
Reno (2)
Sparks

NEW MEXICO
Albuquerque (2)
Clovis
Farmington
Roswell

NORTH DAKOTA
Bismarck

OREGON
Portland (2)

TEXAS
Abilene
Amarillo
Dallas (3)
Fort Worth
Irving
Lubbock
Midland
San Antonio

UTAH
American Fork
Bountiful
Cedar City
Layton
Logan
Murray
Ogden (3)
Orem (2)
Price
Provo
Richfield
Salt Lake City (8)
Spanish Fork
St. George
Vernal
West Jordan
West Valley City (2)

WASHINGTON
Kirkland
Renton
Spokane
Vancouver

WYOMING
Cheyenne
Evanston
Rock Springs




                                       F-8A

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of SOS Staffing Services, Inc. ("SOS" or the "Company") and notes thereto appearing elsewhere in this report. The Company's fiscal year consists of a 52 or 53-week period ending on the Sunday closest to December 31.

General: The Company provides a full range of commercial staffing and information technology ("IT") services through a network of offices located in 18 states. Generally, the Company has entered key metropolitan areas by initially acquiring or opening a central or "hub" office, and subsequently developing additional offices in smaller surrounding markets. As offices reach certain thresholds, the Company often divides them into one or more additional offices resulting in greater efficiency, profitability and market penetration.

Since the completion of the Company's initial public offering (the "IPO"), the Company's network of offices has increased, through acquisitions and new office openings, from 42 to 150, as of January 2, 2000. The purchase prices of acquisitions have ranged from approximately $15,000 to $15,000,000, plus contingent earnouts; while capital costs of new office openings, excluding working capital requirements, have typically ranged from $10,000 to $50,000. To date, most of the Company's internally developed offices have achieved profitability within 6 to 12 months, while offices resulting from the division of existing larger offices are usually profitable from inception.

Contingent earnout agreements are often negotiated as a component of the purchase price of new acquisitions. An earnout arrangement may be necessary when the Company believes future consideration may more accurately reflect the appropriate value for the acquired business and enhance the likelihood of successfully integrating the acquired company into SOS, or to align the interests of the Company and the sellers.

Business Segments: The Company's operations are grouped into two identifiable operating segments: commercial staffing and IT. The commercial staffing segment provides staffing solutions to companies by furnishing temporary clerical, industrial, light-industrial, engineering, and professional services. The IT segment provides e-business solutions (including customer relationship management, enterprise resource planning, and Internet technology), technology solutions, outsourcing, management consulting services and staffing.

Results of Operations: The following table sets forth, for the periods indicated, the percentage relationship to service revenues of selected income statement items for the Company on a consolidated basis and by operating segment:

                                       Fiscal Year (52/53 Weeks) Ended
                                         --------------------------
Consolidated                                1999     1998     1997
------------                             --------------------------
Service revenues                           100.0%   100.0%   100.0%
Direct cost of services                     76.9     77.0     77.7
                                         --------------------------
Gross profit                                23.1     23.0
                                         --------------------------
Operating expenses:
   Selling, general and administrative      18.2     16.3     15.7
     expenses                                1.5      1.2      0.7
   Intangibles amortization
   Organization realignments              --          0.4   --
                                         --------------------------
     Total operating expenses               19.7     17.9     16.4
                                         --------------------------
Income from operations                       3.4%     5.1%     5.9%
                                         --------------------------

                                       Fiscal Year (52/53 Weeks) Ended
                                       -------------------------------
Commercial Staffing Segment                 1999     1998     1997
---------------------------                -----    -----    -----
Service revenues                           100.0%   100.0%   100.0%
Direct cost of services                     79.0     79.4     79.3
                                           -----    -----    -----
Gross profit                                21.0     20.6     20.7
                                           -----    -----    -----
Operating expenses:
   Selling, general and administrative
     expenses                               16.1     15.1     13.9
   Intangibles amortization                  1.0      0.7      0.4
                                           -----    -----    -----
     Total operating expenses               17.1     15.8     14.3
                                           -----    -----    -----
Income from operations                       3.9%     4.8%     6.4%
                                           -----    -----    -----


IT Segment

Service revenues                           100.0%   100.0%   100.0%
Direct cost of services                     71.3     69.1     68.5
                                           -----    -----    -----
Gross profit                                28.7     30.9     31.5
                                           -----    -----    -----
Operating expenses:
   Selling, general and administrative
     expenses                               20.9     16.9     18.9
   Intangibles amortization                  2.9      2.7      2.5
   Organization realignments                 --       1.0      --
                                           -----    -----    -----
     Total operating expenses               23.8     20.6     21.4
                                           -----    -----    -----
Income from operations                       4.9%    10.3%    10.1%
                                           -----    -----    -----

Fiscal 1999 Compared to Fiscal 1998
-----------------------------------

Consolidated

Service Revenues: Service revenues for the fifty-two week period ended January 2, 2000 were $371.1 million, an increase of $40.8 million, or 12.4%, compared to service revenues of $330.3 million for the fifty-three week period ended January 3, 1999. Of the $40.8 million increase, $20.6 million was attributable to newly acquired businesses while $20.2 million was from internal growth (including new offices offset by office closures).

The commercial staffing segment contributed approximately 73% of total service revenues for fiscal 1999, compared to 76% of total service revenues for fiscal 1998. The IT segment contributed approximately 27% of total service revenues in fiscal 1999 compared to 24% in fiscal 1998. This increase reflects management's emphasis on the development of solutions based practices.

Gross Profit: In accordance with industry practice, during the fifty-two weeks ended January 2, 2000, the Company made the decision to classify commissions related to permanent placement revenues as a component of direct cost of services rather than as selling, general and administrative expenses. The amount reclassified for the fifty-three week period ended January 3, 1999 was approximately $1.3 million.

Gross profit for the fifty-two weeks ended January 2, 2000 was $85.8 million compared to $75.9 million for the fifty-three weeks ended January 3, 1999, an increase of $9.9 million or 13.0%. Gross profit margin was 23.1%, compared to 23.0% for the same comparative period.

Operating Expenses: Total operating expenses, as a percentage of revenues, increased to 19.7% for the fifty-two weeks ended January 2, 2000 from 17.9% for the fifty-three weeks ended January 3, 1999. The change was due primarily to operating expenses of acquired companies which have higher operating cost structures than the remainder of the Company's operations, increased amortization expense from acquisitions and earnouts, and an increase in the Company's credit losses during the year.

Income from Operations: Income from operations decreased approximately $4.2 million, or 25.0%, to $12.6 million for the fifty-two weeks ended January 2, 2000 from $16.8 million for the fifty-three weeks ended January 3, 1999. Operating margin was 3.4% for the fiscal year ended January 2, 2000 compared to 5.1% for the fiscal year ended January 3, 1999. The decrease in operating margin was due primarily to the increase in operating expenses.

Income Taxes: The effective combined federal and state income tax rate was 37.7% for the fifty-two weeks ended January 2, 2000 compared to 37.0% for the fifty-three weeks ended January 3, 1999. The increase in the combined tax rate was due primarily to an increase in non-deductible amortization relating to certain acquisitions and increased operations in states that assess higher state tax rates. This increase was partially offset by an increase in income tax credits earned through specific government-sponsored hiring incentives. These government-sponsored programs are expected to continue to moderate the Company's future effective tax rate to the extent these programs or similar programs remain in effect.

Commercial Staffing Segment

Service Revenues: Substantially all of the commercial staffing segment's service revenues are based on the time worked by its temporary staffing employees on customer assignments and from permanent placement of personnel with customers. Service revenues generated from temporary assignments are recognized as income at the time service is provided, while service revenues generated from permanent placement services are recognized at the time the customer agrees to hire a candidate supplied by the Company. Service revenues for the commercial staffing segment increased by $20.7 million, or 8.2%, to $273.6 million for the fifty-two weeks ended January 2, 2000, compared to $252.9 million for the fifty-three weeks ended January 3, 1999. Of the $20.7 million increase, approximately $2.3 million was contributed by new offices (offset by office closures); $10.2 million was attributable to offices acquired that do not have operations included in the prior year; and $8.2 million was attributable to increased revenues from comparable offices.

Gross Profit: The Company defines gross profit as service revenues less the cost of providing services, which includes wages and permanent placement commissions, employer payroll taxes (FICA, unemployment and other general payroll taxes), workers' compensation costs related to staffing employees and permanent placement counselors and other temporary payroll benefits. Gross profit margin for the fifty-two week period ended January 2, 2000 was 21.0%, compared to 20.6% for the fifty-three week period ended January 3, 1999.

Operating Expenses: Operating expenses include, among other things, staff employee compensation, rent, recruitment and retention of temporary staffing employees, costs associated with opening new offices, depreciation, intangibles amortization and advertising.

Total operating expenses as a percentage of service revenues were 17.1% for the fifty-two week period ended January 2, 2000 and 15.8% for the fifty-three week period ended January 3, 1999.

Operating expenses, excluding intangibles amortization, as a percentage of service revenues for the fifty-two week period ended January 2, 2000 were 16.1% compared to 15.1% for the fifty-three week period ended January 3, 1999. The increase was attributable primarily to the operations of acquired businesses with higher operating cost structures than the remainder of the Company's operations, an increase in credit losses experienced during the year, and an increase in depreciation, primarily related to implementation of the Company's new financial system software and related systems.

Intangible amortization increased 44.4% to $2.6 million for the fifty-two week period ended January 2, 2000, from $1.8 million for the fifty-three week period ended January 3, 1999. Intangible amortization as a percentage of service revenues was 1.0% and 0.7% for the same comparable reporting period. The increase is due primarily to increased earnouts paid in fiscal 1999 and full year amortization of entities acquired in fiscal 1998.

Income from Operations: Income from operations for the fifty-two week period ended January 2, 2000 was $10.8 million, a decrease of $1.4 million, or 11.5%, from $12.2 million for the fifty-three week period ended January 3, 1999. Operating margin was 3.9%, compared to 4.8% for the same comparable reporting period. The decrease in operating margin was due largely to increases in selling, general and administrative expenses and intangibles amortization.

IT Segment

Service Revenues: As with the commercial staffing segment, IT segment service revenues are generally based on the time worked by consulting and temporary staffing and consulting employees on customer assignments, or when staff is placed on a permanent basis with the customer. Service revenues, including inter-company revenues, increased $21.9 million, or 27.9%, to $100.5 million for the fifty-two week period ended January 2, 2000, from $78.6 million for the fifty-three week period ended January 3, 1999. The change was due in part to internal growth (the development of new offices and contributions from comparable offices offset by office closures), which accounted for approximately $12.0 million, while approximately $9.9 million was attributable to offices acquired that do not have operations included in the prior year.

Gross Profit: The Company defines gross profit as service revenues less the cost of providing services. Such costs include wages, employer payroll taxes (FICA, unemployment and other general payroll taxes), workers' compensation costs related to consulting and temporary staffing and consulting employees, and other payroll benefits; costs related to outside consultants and independent contractors utilized by the Company; and other direct costs associated with any consulting engagement. Gross profit margin for the fifty-two weeks ended January 2, 2000 was 28.7% compared to 30.9% for the fifty-three weeks ended January 3, 1999. The decrease in gross profit margin was due primarily to a reduction in higher-margin consulting engagements as customers began to closeout Y2K-related projects and postpone new projects until after January 1, 2000, coupled with the retention and additional hiring of key employees in strategic business lines.

Operating Expenses: Total operating expenses as a percentage of revenues were 23.8% for the fifty-two week period ended January 2, 2000 and 20.6% for the fifty-three week period ended January 3, 1999. Operating expenses, excluding intangibles amortization and organization realignments, as a percentage of service revenues for the fifty-two week period ended January 2, 2000 were 20.9% compared to 16.9% for the fifty-three week period ended January 3, 1999. The increase reflects the acquisition of companies with higher operating cost structures, an increase in credit losses, as well as additional management changes and costs related to relocating the Company's Inteliant subsidiary.

Intangible amortization increased to $2.9 million for the fifty-two weeks ended January 2, 2000 from $2.1 million for the fifty-three weeks ended January 3, 1999. Intangible amortization as a percentage of revenues was 2.9% and 2.7% for the same comparable reporting periods. The increase was due primarily to increased earnouts paid in fiscal 1999 and full year amortization of entities acquired in fiscal 1998.

Income from Operations: Income from operations for fiscal 1999 was $4.9 million, a decrease of $3.0 million, or 38.0%, from $7.9 million in fiscal 1998. Operating margin for fiscal 1999 was 4.9%, compared to 10.3% in 1998. The decrease in income from operations is a factor of reduced gross margin percentage coupled with increased operating expenses.

Fiscal 1998 Compared to Fiscal 1997
-----------------------------------

Consolidated

Service Revenues: Service revenues for fiscal 1998 were $330.3 million, an increase of $121.0 million, or 57.8%, compared to revenues of $209.3 million in fiscal 1997. Of the $121.0 million increase, approximately $99.2 million was attributable to newly acquired businesses, $18.6 million was from internal growth (including new offices offset by office closures), and an additional $3.2 million was realized due to fiscal 1998 containing 53 weeks compared to 52 weeks for fiscal 1997.

The commercial staffing segment contributed approximately 76% of total service revenues for fiscal 1998, compared to 85% of total service revenues for fiscal 1997. The IT segment contributed approximately 24% of total service revenues in fiscal 1998 compared to 15% in fiscal 1997. This reflects management's emphasis on acquisitions of IT-related enterprises.

Gross Profit: Gross profit for fiscal 1998 was $75.9 million compared to $46.7 million for fiscal 1997, an increase of $29.2 million or 62.5%. Gross profit margin for fiscal 1998 was 23.0%, compared to 22.3% in fiscal 1997, reflecting the increased mix of higher-margin IT business.

Operating Expenses: Total operating expenses, as a percentage of revenues, increased to 17.9% for fiscal 1998 from 16.4% in fiscal 1997. The increase was due principally to organization realignment costs of approximately $1.4 million, an increase in intangibles amortization, and acquisitions of companies that operate in regions with higher staffing and facility costs.

Of the $1.4 million in organization realignment costs, $0.5 million was incurred in establishing and launching the Company's Inteliant tradename, and another $0.3 million was incurred by streamlining management in the IT segment. In the commercial staffing segment, $0.1 million was incurred in realignment costs, and $0.5 million was incurred as a result of corporate management changes.

Income from Operations: Income from operations increased approximately $4.4 million, or 35.5%, to $16.8 million in fiscal 1998 compared to $12.4 million in fiscal 1997. Operating margin, as a percentage of revenues, was 5.1% in fiscal 1998 compared to 5.9% in fiscal 1997. The decrease in operating margin was due primarily to the increase in operating expenses.

Income Taxes: The Company's effective combined federal and state income tax rate was 37.0% in fiscal 1998 compared to 40.4% in fiscal 1997. The decrease in the combined tax rate was due primarily to income tax credits earned through specific government-sponsored hiring incentives. These programs are expected to continue to decrease the Company's future effective tax rate, to the extent these programs or similar programs remain in effect. The reduction offered by tax credits was partially offset by an increase in non-deductible amortization relating to certain acquisitions and increased operations in states which assess higher state tax rates.

Commercial Staffing Segment

Service Revenues: Service revenues for the commercial staffing segment increased by $75.3 million, or 42.4%, to $252.9 million for fiscal 1998, compared to $177.6 million for fiscal 1997. Of the $75.3 million increase, approximately
$3.0 million was attributable to the additional week in the fiscal year; approximately $1.4 million was contributed by new offices; approximately $58.2 million was attributable to offices acquired during 1997 and 1998; and
approximately $12.7 million was attributable to increased revenues from comparable offices.

Gross Profit: The Company defines gross profit as service revenues less the cost of providing services, which includes wages of temporary staffing employees, employer payroll taxes (FICA, unemployment and other general payroll costs) and workers' compensation costs. Gross profit margin for fiscal 1998 was 20.6%, compared to 20.7% in fiscal 1997.

Operating Expenses: Operating expenses include, among other things, staff compensation, rent, recruitment and retention of temporary staffing employees, costs associated with opening new offices, depreciation, amortization and advertising.

Operating expenses, excluding organization realignment costs and intangibles amortization, as a percentage of service revenues for fiscal year 1998 were

15.1% compared to 13.9% for fiscal 1997. The increase was attributable to the operations of acquired businesses with higher operating cost structures than the remainder of the Company's operations, an increase in credit losses experienced during the year, and an increase in depreciation.

Intangible amortization increased to $1.8 million from $0.7 million, or 157.1%, for fiscal 1998 compared to fiscal 1997. Intangible amortization as a percentage of service revenues was 0.7% and 0.4% for fiscal 1998 and fiscal 1997, respectively. The increase was due to increased acquisitions and earnouts for 1998 and 1997.

During fiscal 1998, in an effort to streamline the reporting process from the different regions, a level of management was eliminated. Costs of approximately $0.1 million were incurred in this organization realignment. Management feels that the new organization will allow the commercial staffing segment to respond to issues and events with greater efficiency.

Total operating expenses as a percentage of service revenues were 15.8% and 14.3% for fiscal 1998 and fiscal 1997, respectively.

Income from Operations: Income from operations for fiscal 1998 was $12.2 million, an increase of $0.8 million, or 7.0%, from $11.4 million in fiscal 1997. Operating margin for fiscal 1998 was 4.8%, compared to 6.4% in 1997. The decrease in operating margin was due largely to an increase in selling, general and administrative expenses and intangibles amortization.

IT Segment

Service Revenues: Service revenues, including inter-company revenues, increased $46.9 million, or 147.9%, to $78.6 million in fiscal 1998, compared to $31.7 million in fiscal 1997. The change was primarily attributable to acquisitions that accounted for approximately $41.0 million. Internal growth (the development of new offices and contributions from comparable offices) accounted for approximately $5.7 million; and an additional $0.2 million was recognized as a result of the fiscal year containing 53 weeks compared to 52 weeks in the prior fiscal year.

Gross Profit: The Company defines gross profit as service revenues less the cost of providing services. Such costs include wages of staffing and consulting employees, outside consultants and independent contractors hired by the Company, employer payroll taxes (FICA, unemployment and other general payroll costs), workers' compensation costs, and other direct costs associated with any consulting engagement. Gross profit for fiscal 1998 was $23.9 million, an increase of $13.9 million, or 139%, compared to $10.0 million in fiscal 1997. Gross profit margin for fiscal 1998 was 30.9% compared to 31.5% in fiscal 1997.

Operating Expenses: Operating expenses, excluding intangibles amortization and organization realignments, as a percentage of service revenues for fiscal 1998 and fiscal 1997 were 16.9% and 18.9%, respectively. Intangible amortization increased to $2.1 million for fiscal 1998 compared to $0.8 million for fiscal 1997. Intangible amortization as a percentage of revenues was 2.7% and 2.5% for the same comparable reporting periods. The increase was due primarily to increased acquisitions and earnouts for 1998.

Organization realignment costs of $0.8 million, or 1.0% of revenues, resulted from personnel changes and costs associated with realigning and launching the Inteliant identity for the IT segment.

Total operating expenses as a percentage of revenues were 20.6% and 21.4% for fiscal 1998 and fiscal 1997, respectively.

Income from Operations: Income from operations for fiscal 1998 was $7.9 million, an increase of $4.7 million, or 146.9%, from $3.2 million in fiscal 1997. Operating margin for fiscal 1998 was 10.3%, compared to 10.1% in fiscal 1997.

Liquidity and Capital Resources
-------------------------------

For the fiscal year ended January 2, 2000 net cash provided by operating activities was $12.9 million, compared to $9.9 million for the fiscal year ended January 3, 1999. The change in operating cash flow was primarily a result of a net increase of $4.8 million in certain working capital components including accounts receivable, workers' compensation and other accrued liabilities, offset by a decrease of $1.8 million in net income adjusted by non-cash items such as depreciation and amortization.

The Company's investing activities for the fifty-two weeks ended January 2, 2000 used $31.4 million, compared to $64.4 million for the fifty-three weeks ended January 3, 1999. For the fifty-two weeks ended January 2, 2000 the Company's investing activities used approximately $4.3 million to purchase property and equipment compared to $4.4 million for the fifty-three weeks ended January 3, 1999; and approximately $28.6 million for acquisition costs and earnouts during the fifty-two weeks ended January 2, 2000 compared to $60.0 million for the fifty-three weeks ended January 3, 1999. In September 1999, the Company sold certain fixed assets for $1.5 million in a sale-leaseback transaction. The lease is being treated as an operating lease and the gain of approximately $0.1 million is being amortized over the five-year term of the lease.

The Company's financing activities provided net proceeds of $15.7 million for the fifty-two weeks ended January 2, 2000, primarily from borrowings against the Company's revolving credit facility, compared to $39.3 million for the fifty-three weeks ended January 3, 1999. The unsecured credit facility provides for maximum borrowings of $40 million. The agreement, which provides for both short-term and long-term borrowings, expires in July 2001. Short-term borrowings bear interest at a bank's prime rate (8.5% at January 2, 2000). Long-term borrowings bear interest at LIBOR plus an "applicable margin" (currently 2.0%) dependent on certain financial ratios (average rate of 8.17% at January 2, 2000). As of January 2, 2000, $12.9 million was available for borrowings or additional letters of credit.

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

Seasonality
-----------

The Company's business follows the seasonal trends of its customers' business. Historically, the commercial staffing segment has experienced lower revenues in the first quarter with revenues accelerating during the second and third quarters and then starting to slow again during the fourth quarter. The IT segment does not experience the same level of seasonality associated with the commercial staffing segment.

Impact of Inflation
-------------------

The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.

                   Consolidated Financial Statements and Notes

                           SOS STAFFING SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    As of January 2, 2000 and January 3, 1999

                                     ASSETS
                                 (in thousands)
                                                 January 2,   January 3,
                                                   2000          1999
                                                 ---------    ---------
CURRENT ASSETS

      Cash and cash equivalents                  $   2,577    $   5,315
      Accounts receivable, less allowances
          of $1,606 and $762, respectively          50,070       44,627
      Current portion of workers' compensation
          deposit                                      600          462
      Prepaid expenses and other                       973        1,054
      Deferred income tax asset                      3,666        1,849
      Income tax receivable                            676          571
                                                 ---------    ---------
          Total current assets                      58,562       53,878
                                                 ---------    ---------

PROPERTY AND EQUIPMENT, at cost

      Computer equipment                             6,806        5,977
      Office equipment                               4,520        2,917
      Leasehold improvements and other               1,967        1,553
                                                 ---------    ---------
                                                    13,293       10,447
      Less: accumulated depreciation and
          amortization                              (5,454)      (3,103)
                                                 ---------    ---------
          Total property and equipment, net          7,839        7,344
                                                 ---------    ---------

OTHER ASSETS

      Workers' compensation deposit, less
          current portion                              106          106
      Intangible assets, less accumulated
          amortization of $10,959 and $5,872,
          respectively                             131,995      119,709
      Deposits and other assets                      2,122        1,872
                                                 ---------    ---------
          Total other assets                       134,223      121,687
                                                 ---------    ---------

          Total assets                           $ 200,624    $ 182,909
                                                 =========    =========


      The accompanying notes to consolidated finanfcial statements are an integral part of these consolidated statements.

                           SOS STAFFING SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    As of January 2, 2000 and January 3, 1999

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      (in thousands, except per share data)

                                                          January 2, January 3,
                                                               2000        1999
                                                            --------   --------
CURRENT LIABILITIES

      Accounts payable                                      $  2,521   $  3,350
      Accrued payroll costs                                    7,213      6,805
      Current portion of workers' compensation reserve         4,223      2,358
      Accrued liabilities                                      5,912      2,163
      Current portion of notes payable                           414        313
      Accrued acquisition costs and earnouts                     310     11,900
                                                            --------   --------
          Total current liabilities                           20,593     26,889

                                                            --------   --------

LONG-TERM LIABILITIES

      Notes payable, less current portion                     55,273     39,612
      Workers' compensation reserve, less current portion        973        478
      Deferred income tax liability                            2,923        927
      Deferred compensation liabilities                          776        397
                                                            --------   --------
          Total long-term liabilities                         59,945     41,414
                                                            --------   --------

COMMITMENTS AND CONTINGENCIES
      (Notes 3 and 5)

SHAREHOLDERS' EQUITY

      Common stock $0.01 par value 20,000 shares
          authorized 12,692 and 12,689 shares issued
          and outstanding, respectively                          127        127
      Additional paid-in capital                              91,693     91,564
      Retained earnings                                       28,266     22,915
                                                            --------   --------
          Total shareholders' equity                         120,086    114,606
                                                            --------   --------

          Total liabilities and shareholders' equity        $200,624   $182,909
                                                            ========   ========

      The accompanying notes to consolidated finanfcial statements are an integral part of these consolidated statements.

                           SOS STAFFING SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
For the Fiscal Years Ended January 2,2000, January 3, 1999 and December 28, 1997

                      (in thousands, except per share data)


                                                      Fiscal Year (52/53 Weeks)
                                                 1999         1998          1997
                                              ---------    ---------    ---------
SERVICE REVENUES                              $ 371,054    $ 330,327    $ 209,251
DIRECT COST OF SERVICES                         285,250      254,388      162,540
                                              ---------    ---------    ---------
        Gross Profit                             85,804       75,939       46,711
                                              ---------    ---------    ---------

OPERATING EXPENSES:

        Selling, general and administrative      67,758       53,821       32,868
        Organization realignments                  --          1,395         --
        Intangibles and amortization              5,482        3,946        1,493
                                              ---------    ---------    ---------
             Total operating expenses            73,240       59,162       34,361
                                              ---------    ---------    ---------
INCOME FROM OPERATIONS                           12,564       16,777       12,350
                                              ---------    ---------    ---------

OTHER INCOME (EXPENSE):

        Interest expense                         (4,104)      (1,660)        (368)
        Interest income                             129          229          498
        Other, net                                   (5)         299          145
                                              ---------    ---------    ---------
             Total, net                           3,980        1,132          275
                                              ---------    ---------    ---------

INCOME BEFORE PROVISION FOR
        INCOME TAXES

PROVISION FOR INCOME TAXES                       (3,233)      (5,787)      (5,099)
                                              ---------    ---------    ---------

NET INCOME                                    $   5,351    $   9,858    $   7,526
                                              =========    =========    =========

NET INCOME PER COMMON SHARE:

        Basic                                 $    0.42    $    0.78    $    0.78
        Diluted                                    0.42         0.77         0.77

WEIGHTED AVERAGE COMMON SHARES:

        Basic                                    12,691       12,675        9,654
        Diluted                                  12,699       12,810        9,780

      The accompanying notes to consolidated finanfcial statements are an integral part of these consolidated statements.

                           SOS STAFFING SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           For the Fiscal Years Ended
             January 2, 2000, January 3, 1999 and December 28, 1997

                                 (in thousands)



                                                         Additional
                                         Common Stock      Paid-in    Retained
                                       Shares    Amount    Capital    Earnings     Total
                                       ------   --------   --------   --------   --------
BALANCE, December 29, 1996              8,706   $     87   $ 31,216   $  5,531   $ 36,834
      Exercise of stock options            17          1        143       --          144
      Sale of common stock, net         3,930         39     59,793       --       59,832
      Net income                         --         --         --        7,526      7,526
                                       ------   --------   --------   --------   --------
BALANCE, December 28, 1997             12,653        127     91,152     13,057    104,336
      Exercise of stock options            36       --          412       --          412
      Net income                         --         --         --        9,858      9,858
                                       ------   --------   --------   --------   --------
BALANCE, January 3, 1999               12,689        127     91,564     22,915    114,606
      Exercise of stock options             2       --           22       --           22
      Tax benefit of disqualifying
         dispositions of stock           --         --          107       --          107
      Net income                         --         --         --        5,351      5,351
                                       ------   --------   --------   --------   --------
BALANCE, January 2, 2000               12,691   $    127   $ 91,693   $ 28,266   $120,086
                                       ======   ========   ========   ========   ========


      The accompanying notes to consolidated finanfcial statements are an integral part of these consolidated statements.

                           SOS STAFFING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Fiscal Years Ended January 2, 2000, January
                         3, 1999 and December 28, 1997

                                 (in thousands)

                                                         Fiscal Year (52/53 Weeks)
                                                       1999       1998         1997
                                                    --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $  5,351    $  9,858    $  7,526
Adjustments to reconcile net income
    to net cash provided by operating activities:
   Depreciation and amortization                       8,094       5,360       2,157
   Deferred income taxes                                 179         123        (596)
   Loss on disposition of assets                          19          50          27
   Changes in operating assets and liabilities:
     Accounts receivable, net                         (5,720)     (8,864)    (12,449)
     Workers' compensation deposit                      (138)         14         135
     Prepaid expenses and other                           81        (228)       (289)
     Amounts due from related parties                   --          --           (18)
     Deposits and other assets                           (18)       (789)       (312)
     Accounts payable                                   (829)      2,378         371
     Accrued payroll costs                               409       3,239       1,456
     Workers' compensation reserve                     2,360        (238)      1,196
     Accrued liabilities                               3,255         484        (625)
     Income taxes payable/receivable                    (105)     (1,518)        480
                                                    --------    --------    --------
      Net cash provided by (used in)                  12,938       9,869        (941)
      operating activities
                                                    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid for acquisitions of businesses                 (32)    (41,080)    (38,575)
Purchases of property and equipment                   (4,346)     (4,431)     (1,830)
Payments on acquisition earnouts                     (28,611)    (18,903)     (3,955)
Proceeds from sale of property and equipment           1,598          60           3
                                                    --------    --------    --------
      Net cash used in investing activities          (31,391)    (64,354)    (44,357)
                                                    --------    --------    --------

      The accompanying notes to consolidated finanfcial statements are an integral part of these consolidated statements.

                           SOS STAFFING SERVICES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                      For the Fiscal Years Ended January 2,
                   2000, January 3, 1999 and December 28, 1997

                                 (in thousands)



                                                       Fiscal Year (52/53 Weeks)
                                                     1999        1998         1997
                                                   --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net        $   --      $   --      $ 59,832
Proceeds from exercise of employee stock options        129         412         144
Proceeds from long-term borrowings                   22,000      62,000      13,000
Payments on long-term borrowings                     (6,414)    (23,075)    (13,000)
                                                   --------    --------    --------
      Net cash provided by financing activities      15,715      39,337      59,976
                                                   --------    --------    --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              (2,738)    (15,148)     14,678

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                5,315      20,463       5,785
                                                   --------    --------    --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $  2,577    $  5,315    $ 20,463
                                                   ========    ========    ========


SUPPLEMENTAL  CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                       $  3,908    $  1,223    $    226
    Income taxes                                      3,332       7,322       5,169


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The  following   table  sets  forth   information   relating  to  the  Company's
acquisitions of certain businesses (see Note 3):

                                                                          Fiscal Year (52/53 Weeks)
                                                           --------------------------------------------------------
                                                               1999               1998                 1997
                                                           --------------   ------------------   ------------------
Fair value of assets acquired                                $        32       $    45,247           $   40,443
Liabilities assumed                                                   --             1,016                  880
Notes payable issued in connection with acquisition                   --             2,935                  798
Accrued acquisition costs and earnouts                                --            11,900                3,413

During fiscal year 1997, amounts receivables from TSI, totaling approximately $0.6 million, were offset against the acquisition note payable (see Note 10).

      The accompanying notes to consolidated finanfcial statements are an integral part of these consolidated statements.

                   Notes to Consolidated Financial Statements

1.   Nature of Operations

SOS Staffing Services, Inc. ("SOS" or the "Company") is a leading provider of staffing and consulting services in the Western United States and Massachusetts. As of January 2, 2000, SOS operated a network of 150 offices located in 18 states. The Company provides a broad range of commercial staffing and information technology ("IT") services. Commercial staffing services include light industrial, clerical, industrial, technical and other professional services. IT services consist of e-business solutions (including customer relationship management, enterprise resource planning, and internet technology), technology solutions, outsourcing, communications, and staffing services in IT-related fields.

2.   Summary of Significant Accounting Policies

Fiscal Year - The Company's fiscal year ends on the Sunday closest to December 31, which results in a 52- or 53-week year. Fiscal year ended January 2, 2000 ("fiscal 1999"), and fiscal year ended December 28, 1997 ("fiscal 1997") each contained 52 weeks. Fiscal year ended January 3, 1999 ("fiscal 1998") contained 53 weeks.

Principles of Consolidation - The consolidated financial statements include the accounts of SOS Staffing Services, Inc. and its wholly owned subsidiaries, ServCom Staff Management, Inc. ("ServCom"), SOS Collection Services, Inc. and Inteliant Corporation ("Inteliant"). All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Revenue Recognition - Service revenues generated from temporary assignments and consulting engagements are recognized as income at the time service is provided, while service revenues generated from permanent placement services are recognized at the time the customer agrees to hire a candidate supplied by the Company.

Cash and Cash Equivalents - The Company considers highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of various money market accounts and are recorded at cost, which approximates market value.

Property and Equipment - Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the terms of the respective leases or the estimated economic lives of the assets whichever is shorter. The depreciation and amortization periods are as follows:

                     Computer equipment                          2 - 7 years
                     Office equipment                            3 - 7 years
                     Leasehold improvements and other            5 - 17 years

Upon retirement or other disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts. The resulting gain or loss is reflected in income. Major renewals and improvements are capitalized while minor expenditures for maintenance and repairs are charged to expense as incurred.

Workers' Compensation - For fiscal 1999 and 1998, the Company maintained workers' compensation insurance with ACE USA ("ACE") (formerly CIGNA Property and Casualty) for claims in excess of a loss cap of $300,000 and $250,000 per incident, respectively. Under the terms of the ACE agreement, the Company is required to fund into a deposit account an amount for payment of claims. The fund is replenished monthly based on actual payments made by ACE during the previous month. Some states do not permit private insurance for workers' compensation; where this is the case, the Company is covered by appropriate state insurance funds.

The Company has established reserve amounts based upon information provided by the insurance companies as to the status of claims plus development factors for incurred but not yet reported claims and anticipated future changes in underlying case reserves. Such reserve amounts are only estimates and there can be no assurance that the Company's future workers' compensation obligations will not exceed the amount of its reserves. However, management believes that the difference between the amounts recorded for its estimated liability and the costs of settling the actual claims will not be material to the results of operations.

                                                 1999         1998
                                              ---------    ---------
             Goodwill                         $ 138,473    $ 121,529
             Non-compete agreements               2,984        2,996
             Other intangible assets              1,497        1,056
                                              ---------    ---------
)            Total                              142,954      125,581
             Less: accumulated amortization     (10,959)      (5,872
                                              ---------    ---------
                                              $ 131,995    $ 119,709
                                              ---------    ---------


Intangible Assets - Intangible assets consist of the following amounts as of January 2, 2000 and January 3, 1999 (in thousands):

Goodwill is amortized using the straight-line method over 30 years; non-compete agreements and other intangible assets are generally being amortized using the straight-line method over three to six years.

Accounting for the Impairment of Long-Lived Assets -The Company accounts for impairment of long-lived assets in accordance with Statement of Financial
Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events or circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset over the remaining life in measuring whether the assets are recoverable.

 Income Taxes - The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial and income tax basis of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized.

Net Income Per Common Stock - Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years presented (in thousands, except per share amounts):

                             Net Income        Shares        Per-Share
                            (Numerator)    (Denominator)       Amount
                               ------          ------          ------
Fiscal 1999
   Basic EPS                   $5,351          12,691          $ 0.42
     Effect of stock options     --                 8
                               ------          ------          ------
   Diluted EPS                 $5,351          12,699          $ 0.42
                               ======          ======          ======
Fiscal 1998
   Basic EPS                   $9,858          12,675          $ 0.78
     Effect of stock options     --               135
                               ------          ------          ------
   Diluted EPS                 $9,858          12,810          $ 0.77
                               ======          ======          ======
Fiscal 1997
   Basic EPS                   $7,526           9,654          $ 0.78
     Effect of stock options     --               126
                               ------          ------          ------
   Diluted EPS                 $7,526           9,780          $ 0.77
                               ======          ======          ======


At the end of fiscal 1999, 1998 and 1997, there were outstanding options to purchase 931,000, 375,000 and 284,000, shares of common stock, respectively, that were not included in the computation of Diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

Concentrations of Credit Risk - The Company's financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. In the normal course of business, the Company provides credit terms to its customers. The Company believes its portfolio of accounts receivable is well diversified, and as a result, its concentrations of credit risks are minimal. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, but typically does not require collateral.

Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash and cash equivalents and debt obligations. As a result of changes in certain bank's prime interest rates, the Company estimates that the fair value of its unsecured debt obligations has decreased. The fair value of the Company's long-term debt is estimated by discounting expected cash flows at a bank's prime rate. At January 2, 2000 the carrying amount of $35.0 million is reflected in the consolidated balance sheets. The estimated fair value of the unsecured notes, using a discount rate of 8.5% over the expected maturities of the obligations, is approximately $32.6 million.

Reclassifications - Certain reclassifications have been made to the fiscal 1998 consolidated financial statements to conform to the current year's presentation. In accordance with industry practice, the Company made the decision to classify commissions related to permanent placement revenues as a component of direct cost of services rather than as selling, general and administrative expenses. The amount reclassified for the fifty-three week period ended January 3, 1999 was approximately $1,257,000.

3.   Acquisitions

All of the Company's acquisitions have been accounted for using the purchase method, and the excess of the purchase price over the estimated fair value of the acquired assets less liabilities assumed has been allocated to goodwill and other intangible assets. Certain acquisitions have contingent earnout components of the purchase price that are typically based on achieving some pre-defined performance level. The Company's maximum potential earnout liability at January 2, 2000 was approximately $17.0 million. Earnout amounts accrued increase the amount of goodwill related to the acquisition. The following is a summary of acquisitions during fiscal 1999, 1998 and 1997 (in thousands):

                                                                                        Max. Earnout         Amount
                                                                                        Remaining As      Allocated to
                                                       Date Acquired   Purchase Price     of 1/2/00     Intangible Assets
                                                       --------------- --------------- ---------------- -----------------
1999 Acquisitions:                                     Various          $       32         $        --      $        32
                                                                       --------------- ---------------- -----------------
1998 Acquisitions:
   Mortgage Staffing, Inc.                             January          $    3,754         $        --      $     3,714
   Hutton, Graber, & Assoc, Inc.                       January               1,803                  --            1,770
   Computer Professional Resources, Inc.               February              4,720                 286            4,218
   TOPS Staffing Services, Inc.                        March                 6,143                  --            5,944
   Aquas, Inc.                                         May                   9,590               5,152            9,570
   Abacab Software, Inc.                               May                   7,642               7,341            7,018
   NeoSoft, Inc.                                       July                 10,966               3,828           10,439
   Sterling Truex, Inc.                                September             7,514                  --            7,283
   Devon & Devon Personnel Services, Inc.              September             4,208                  --            3,763
   Others                                              Various               2,697                 357            2,683
                                                                       --------------- ---------------- -----------------
                                                                        $   59,037         $    16,964       $    56,402
                                                                       --------------- ---------------- -----------------
1997 Acquisitions:
   Computer Group, Inc.                                January          $    2,747         $        --      $     2,647
   Bedford Consultants, Inc.                           July                  5,028                  --            4,409
   Telecom Project Assistance, Inc.                    July                  5,386                  --            5,292
   Execusoft, Inc.                                     August                7,805                  --            7,747
   JesCo Technical Services, Inc.                      October              11,853                  --           11,818
   Century Personnel, Inc.                             October              24,863                  --           24,761
   Others                                              Various               6,113                  --            5,170
                                                                       --------------- ---------------- -----------------
                                                                         $  63,795         $        --       $   61,844
                                                                       --------------- ---------------- -----------------


Pro Forma Acquisition Information: The unaudited pro forma acquisition information for fiscal 1998 presents the results of operations as if the 1998 acquisitions had occurred at the beginning of fiscal 1998. Acquisitions made in fiscal 1999 are immaterial and do not have a significant impact on the proforma results. The results of operations give effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition debt, the reduction in expenses for the difference between compensation of employees prior to the acquisition and their compensation following the acquisition, income taxes and the additional common shares deemed to be outstanding as the result of the Company's public offerings. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of fiscal 1998 as described above or of the results that may occur in the future.

                   Unaudited Pro Forma Results of Operations
                   -----------------------------------------
                      (in thousands, except per share data)
                      -------------------------------------

                                                    1998
                                               ----------------
           Service Revenues                          $ 348,388
           Income from operations                       20,118
           Net income                                   11,288
           Diluted EPS                                    0.88

4.   Credit Facilities

The Company has an unsecured revolving credit facility with certain banks that provides for maximum borrowings of $40 million. The credit agreement, which provides for both short-term and long-term borrowings, expires in July 2001. Short-term borrowings bear interest at a bank's prime rate (8.5% at January 2, 2000). Long-term borrowings bear interest at LIBOR plus an applicable margin, ranging from 1.0% to 2.0%, dependent on certain financial ratios; the current applicable margin is 2.0%. The agreement contains an annual commitment fee of three-eighths of one percent on any unused portion, payable quarterly.

At January 2, 2000, the Company had $20.0 million in long-term borrowings outstanding ($11.0 million at 8.17% and $9.0 million at 8.18%). The Company also had letters of credit of $7.1 million outstanding for purposes of securing its workers' compensation premium obligation. The aggregate amount of such letters of credit reduces the borrowing availability on the line of credit. At January 2, 2000, $12.9 million was available for borrowings or additional letters of credit.

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

The Company's unsecured revolving credit facility and its senior unsecured note agreement contain certain restrictive covenants including certain debt ratios, maintenance of a minimum net worth and restrictions on the sale of capital assets. As of January 2, 2000, the Company was in compliance with the covenants.

In connection with the terms and conditions of an acquisition, the Company also has a promissory note payable with a balance of approximately $0.7 million. The note bears interest at an annual rate of 8%. The principal amount of the note, together with interest, is due and payable in equal quarterly installments through September 2001. The note is subject to set-off for any indemnification claims the Company may have against the payee.

The maturities on outstanding long-term debt are as follows (in thousands):

                Fiscal Year Ending

                   2000                         $     414
                   2001                            20,274
                   2002                             4,286
                   2003                             9,286
                   2004                             4,286
                   Beyond                          17,141
                                                ---------
                                                $  55,687
                                                =========

5.   Commitments and Contingencies

Noncancelable Operating Leases - The Company leases office facilities under noncancelable operating leases. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The Company leases certain of these facilities from various related parties. (See
Note 9.)

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

             Fiscal Year Ending

                2000                         $  4,091
                2001                            3,311
                2002                            2,472
                2003                            1,282
                2004                              364
                Beyond                             20
                                             --------
                                             $ 11,540
                                             ========

Facility rental expense for fiscal 1999, 1998 and 1997 totaled approximately $4,691,000, $4,120,000, and $2,154,000, respectively.

During fiscal 1999, the Company sold certain computer hardware and software with a net book value of approximately $1.5 million for approximately $1.6 million. The Company agreed to lease back such computer hardware and software under an operating lease agreement. The terms of the agreement require annual minimum lease payments of approximately $358,000 payable in monthly installments. The resulting gain on the sale of approximately $0.1 million is being amortized over the lease term of five years.

Legal Matters - In the ordinary course of business, the Company is periodically threatened with or named as a defendant in various lawsuits or administrative actions. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes to be reasonable and prudent; however, there can be no assurance that such insurance will be adequate to cover all risks to which the Company may be exposed. The principal risks covered by insurance include workers' compensation, personal injury, bodily injury, property damage, employer practices liability, errors and omissions, fidelity losses and general liability.

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

6.   Income Taxes

The components of the provision for income taxes for fiscal 1999, 1998 and 1997 are as follows (in thousands):

                                                        1999              1998             1997
                                                   ---------------- ----------------- ----------------
     Current provision -
        Federal                                        $   2,508        $   4,881         $   4,797
        State                                                546              783               899
                                                   ---------------- ----------------- ----------------
                                                       $   3,054        $   5,664         $   5,696
                                                   ---------------- ----------------- ----------------
     Deferred provision (benefit) -
        Federal                                              150              103              (503)
        State                                                 29               20               (94)
                                                   ---------------- ----------------- ----------------
                                                             179              123              (597)
                                                   ---------------- ----------------- ----------------
     Total provision for income taxes                  $   3,233        $   5,787          $  5,099
                                                   ---------------- ----------------- ----------------

The following is a reconciliation between the statutory federal income tax rate and the Company's effective income tax rate which is derived by dividing the provision for income taxes by income before provision for income taxes for fiscal 1999, 1998 and 1997:

                                                            1999             1998              1997
                                                      ----------------- ---------------- -----------------
     Statutory federal income tax rate                         34.1%             34.4%            34.3%
     State income taxes net of federal benefit                  4.3               4.3              3.9
     Government sponsored hiring incentives                    (9.9)             (4.1)             --
     Non-deductible intangible amortization                    10.1               4.9              4.1
     Other                                                     (0.9)             (2.5)            (1.9)
                                                      ----------------- ---------------- -----------------
                                                               37.7%             37.0%            40.4%
                                                      ================= ================ =================


The components of the deferred income tax assets and liabilities at January 2, 2000 and January 3, 1999 are as follows (in thousands):

                                                   1999      1998
                                                 -------    -------
            Deferred income tax assets -
               Workers' compensation reserves    $ 2,037    $ 1,112
               Allowance for doubtful accounts       630        325
               Accrued liabilities                   998        527
               Other                                 448        134
                                                 -------    -------
                                                   4,113      2,098
                                                 -------    -------
            Deferred income tax liabilities -
               Depreciation and amortization      (3,253)    (1,063)
               Cash to accrual adjustments            --        (44)
               Other                                (117)       (69)
                                                 -------    -------
                                                  (3,370)    (1,176)
                                                 -------    -------
            Net deferred income tax asset        $   743    $   922
                                                 =======    =======

                                             1999       1998
                                            -------    -------
           Balance sheet classification -
              Current asset                 $ 3,666    $ 1,849
              Long-term liability            (2,923)      (927)
                                            -------    -------
                                            $   743    $   922
                                            -------    -------


7.   Stock Based Compensation

As of January 2, 2000, the Company had a stock incentive plan, which is described below. The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plan under which no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for fiscal 1999, 1998 and 1997 would approximate the pro forma amounts below (in thousands, except per share data):

                            1999              1998             1997
                     ---------------- ----------------- ----------------
     Net income -
       As reported     $       5,351    $       9,858     $       7,526
       Pro forma               3,893            7,849             6,081
     Diluted EPS -
       As reported     $        0.42    $        0.77     $        0.77
       Pro forma                0.32             0.62              0.62


Stock Price Assumptions - The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 1999, 1998 and 1997, in calculating compensation cost: expected stock price volatility of 63 % for fiscal 1999, 64 % for fiscal 1998, and 56 % for fiscal 1997; an average risk-free interest rate of 6.4 % for fiscal 1999, 5.3 % for fiscal 1998 and 6.2 % for fiscal 1997; and an expected life of five years for director options and seven years for employee options for fiscal 1999, 1998 and 1997.

Stock Incentive Plan - The Company established a stock incentive plan (the "Plan") which allows for the issuance of a maximum of 1.8 million shares of common stock to officers, directors, consultants and other key employees. The Plan allows for the grant of incentive or nonqualified options, stock appreciation rights, restricted shares of common stock or stock units and is administered by the compensation committee of the Company's board of directors. Incentive options and nonqualified options are granted at not less than 100% of the fair market value of the underlying common stock on the date of grant. At January 2, 2000 the Plan had approximately 377,000 options available to grant.

The Company's board of directors determines the number, type of award and terms and conditions, including any vesting conditions. For fiscal 1999, 1998, and 1997 only incentive and nonqualified options had been granted under the Plan. Generally, employee stock options partially vest at the date of grant and on each of the next four or five anniversary dates thereafter. The Plan also provides for an annual grant to non-employee directors of 1,000 options, which are immediately exercisable on the date of grant. Stock options granted to employees expire no later than ten years from the date of grant and stock options granted to directors expire no later than five years from the date of grant.

A summary of the stock option activity is as follows (in thousands, except per share data):

                                                                                         Weighted
                                                                                          Average
                                                                                      Exercise Price
                                                       Employees      Directors          Per Share
                                                   ---------------- ----------------- ----------------
    Outstanding at December 29, 1996                         249                43         $    8.68
       Granted                                                270                14             16.95
       Exercised                                              (17)                -              8.41
       Forfeited                                               (5)                -              9.69
                                                   ---------------- ----------------- ----------------
     Outstanding at December 28, 1997                         497                57             12.92
       Granted                                                681                60             12.57
       Exercised                                              (36)                              11.59
       Forfeited                                             (116)               (9)            17.06
                                                   ---------------- ----------------- ----------------
     Outstanding at January 3, 1999                         1,026               108             12.29
       Granted                                                434                24              5.40
       Exercised                                               (3)                               7.82
       Forfeited                                             (224)               (4)            12.60
                                                   ---------------- ----------------- ----------------
     Outstanding at January 2, 2000                         1,233               128             10.08
                                                   ---------------- ----------------- ----------------
     Exercisable at January 2, 2000                           445               135         $   10.93
                                                   ================ ================= ================


The weighted average fair value of options granted was $3.67, $7.53, and $10.73 for grants made during fiscal 1999, 1998 and 1997, respectively. The following is additional information with respect to the stock options (shares in thousands):

                                             Weighted-
                                              Average

                       Outstanding as        Remaining       Weighted-Average     Exercisable At     Weighted-Average
Exercise Price Range    of January 2,       Contractual       Exercise Price          January         Exercise Price
                            2000            Yearly Life                               2, 2000
--------------------- ------------------ ------------------ -------------------- ------------------ --------------------
     $4.37  - $10.54          922                8.7              $ 6.29                 356               $ 6.80
    10.55  -   16.72          132                6.3               14.59                  83                14.33
    16.73  -   22.88          307                8.0               19.51                 141                19.33
                      ------------------ ------------------ -------------------- ------------------ --------------------
                            1,361                8.3             $ 10.08                 580               $ 10.93
                      ================== ================== ==================== ================== ====================

8.   Employee Benefit Plans

The Company has a 401(k) defined contribution plan. Employee contributions may be invested in several alternatives. Company contributions to the plan, including matching contributions, may be made at the discretion of the Company. The Company's contributions to the plan were approximately $440,000, $348,000, and $60,000 for fiscal 1999, 1998 and 1997, respectively.

The Company also has a deferred compensation plan for certain key officers and employees that provide the opportunity to defer a portion of their compensation. Amounts deferred are held in a Rabbi Trust, which invests in various mutual funds as directed by the participants. The trust assets are recorded as a long-term other asset on the accompanying consolidated balance sheet because such amounts are subject to the claim of creditors. The Company's deferred compensation liability represents amounts deferred by participants plus any earnings on the trust assets. For the fifty-two weeks ended January 2, 2000 and the fifty-three weeks ended January 3, 1999, deferred compensation liabilities were approximately $776,000 and $397,000, respectively.

During fiscal 1999 the Company adopted an Employee Stock Purchase Plan whereby employees may designate a portion of their salaries to be used to purchase shares of the Company. Employees purchase shares at the average market price of all shares bought for all employees participating during a designated period. All shares are purchased through an independent broker off the open market. The Company pays all brokerage and transactional fees related to the purchase.

9.   Related Party Transactions

In December 1997, the Company purchased certain assets and substantially all of the business of TSI of Utah, Inc. ("TSIU"), a company that provides industrial temporary staffing services and was incorporated by an adult son of certain significant shareholders of the Company, for approximately $1,285,000; of which $600,000 was paid in cash with the remaining $685,000 in a note payable. As of the date of acquisition the Company had receivables of approximately $625,000 due from TSIU that were used to reduce the note payable to TSIU. The excess of the initial purchase price over the estimated fair value of the acquired tangible assets was approximately $1,270,000, of which $1,190,000 has been allocated to goodwill and approximately $80,000 has been allocated to other intangible assets.

The Company leases its corporate office building from the adult children of certain significant shareholders of the Company under a ten-year lease agreement with an option to renew for ten additional years. Rental expense during fiscal 1999, 1998 and 1997 amounted to approximately $103,000, $87,000, and $86,000, respectively. Future minimum lease payments related to this lease will average approximately $103,000 each fiscal year. The Company believes that the terms of the lease are at least as favorable as the terms that could have been obtained from an unaffiliated third party in a similar transaction.

During fiscal 1999, two of the adult children of certain significant shareholders leased employees from ServCom. ServCom generated revenues totaling approximately $437,000 related to leasing employees to the companies owned by these adult children. During fiscal 1998, ServCom generated revenues totaling approximately $270,500 related to leasing employees to the companies owned by these adult children. Outstanding receivables at January 3, 1999 related to these agreements totaled approximately $38,000.The Company believes that the terms of this relationship are similar to those that would be given to an unaffiliated third party in a similar agreement.

During fiscal 1999 the Company contributed approximately $297,000 in cash and other assets to a joint venture with a former employee whereby the Company would own 49% of the newly-formed venture, Bency & Associates LLC. The carrying value of the venture at January 2, 2000 was approximately $264,000. The joint venture is being accounted for using the equity method of accounting. As part of the agreement the Company agreed to provide a credit facility of $500,000 terminating December 31, 2000. The agreement provides for interest at a bank's prime rate less 1% (7.5% at January 2, 2000) on the first $100,000 for the first six months, with the rate increasing to a bank's prime rate (8.5% at January 2, 2000) for any amount over $100,000 or after six months. At January 2, 2000 borrowings under this credit facility were approximately $225,000, reflected in other assets on the balance sheet. Interest earned for the 52-weeks ended January 2, 2000 was approximately $2,000.

10.  Subsequent Events

Subsequent to the balance sheet date, the Company approved a plan whereby Inteliant Corporation would be re-domesticated from New Mexico to Delaware. The re-domestication was effectuated through a merger of Inteliant Corporation - New Mexico and a newly formed wholly owned subsidiary, Inteliant Corporation - Delaware ("Inteliant"). Inteliant's articles of incorporation authorize the issuance of 50,000,000 shares common stock $.001 par value and 10,000,000 shares preferred stock $.01 par value. Currently 30,000,000 shares of common stock are issued and outstanding and held entirely by the Company.

Additionally, the Company, as the sole shareholder of Inteliant, also approved the Inteliant Corporation 2000 Stock Option Plan (the "Plan") for the benefit of its employees, officers and directors. The Plan, administered by Inteliant's board of directors, allows for the grant of options to purchase a maximum of 10,000,000 shares of Inteliant's common stock. It is the intent of the Company to use the Plan to attract and retain skilled IT professionals needed to implement the Company's business plan. The number of options to be granted, the vesting schedule of such grants and other conditions of each grant is established by Inteliant's board of directors. The grants will be issued at the fair market value.

11.  Segment Reporting

The Company accounts for segment operations in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Pursuant to SFAS No. 131 an operating segment is defined as "a component of an enterprise: 1) that engages in business activities from which it may earn revenues and incur expenses, 2) for which discrete financial information is available, and 3) that is regularly reviewed by the enterprise's chief operating decision maker to make decisions about allocation of resources.

Based on the types of services offered to customers, the Company has identified two reportable operating segments: commercial staffing and IT. The commercial staffing segment provides staffing solutions to companies by furnishing temporary clerical, industrial, light-industrial, and professional services. The IT segment provides staffing, outsourcing, and consulting services in IT-related fields.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (Note 2).

Information concerning continuing operations by operating segment for fiscal 1999, 1998 and 1997 is as follows (in thousands):

                                                                 Fiscal Year (52/53 Week)
                                                     -------------------------------------------------
                                                          1999            1998             1997
                                                     --------------- ---------------- ----------------
       Revenues
          Commercial                                   $   273,626     $   252,917        $   177,551
          IT                                               100,533          78,597             31,700
          Other                                             (3,105)         (1,185)                --
                                                     --------------- ---------------- ----------------
                                                       $   371,054     $   330,329        $   209,251
                                                     =============== =============== =================
       Income from Operations
          Commercial                                   $    10,773     $    12,177        $    11,438
          IT                                                 4,868           7,901              3,183
          Other (unallocated)                               (3,077)         (3,301)            (2,271)
                                                     --------------- ---------------- ----------------
                                                       $    12,564     $    16,777        $    12,350
                                                     =============== =============== =================
       Depreciation and Amortization
          Commercial                                   $     4,046     $     2,826        $     1,195
          IT                                                 4,048           2,534                962
                                                     --------------- ---------------- ----------------
                                                       $     8,094     $     5,360        $     2,157
                                                     =============== =============== =================
       Identifiable Assets
          Commercial                                   $    98,520     $    97,339        $    81,114
          IT                                                97,055          82,552             35,356
          Other (unallocated)                                5,049           3,018              1,820
                                                     --------------- ---------------- ----------------
                                                       $   200,624     $   182,909        $   118,290
                                                     =============== =============== =================
       Additions to Long-Lived Assets(1)
          Commercial                                   $     4,837     $    31,681        $    20,482
          IT                                                17,982          27,993             19,475
                                                     --------------- --------------- -----------------
                                                       $    22,819     $    59,674        $    39,957
                                                     =============== =============== =================

        (1) Includes property & equipment and intangible asset additions

12.  Selected Quarterly Financial Data (Unaudited)

A summary of quarterly financial information for fiscal 1999 and 1998 is as follows (in thousands, except per share data):

                                              First Quarter  Second Quarter  Third Quarter   Fourth Quarter
                                              -------------- --------------- --------------- ---------------
     Fiscal 1999:
     Service revenues                           $   84,043     $   92,419      $    98,725    $    95,867
     Gross profit                                   19,769         22,378           22,889         20,768
     Net income                                        343          1,603            2,539            866
     Net income per common share:
       Basic                                          0.03           0.13             0.20           0.07
       Diluted                                        0.03           0.13             0.20           0.07

     Fiscal 1998:
     Gross profit                                   15,855         19,124           20,217         20,744
     Net income                                      2,397          3,035            3,404          1,022
     Net income per common share:
       Basic                                          0.19           0.24             0.27           0.08
       Diluted                                        0.19           0.24             0.27           0.08


                       This page left blank intentionally

                    Report of Independent Public Accountants

To SOS Staffing Services, Inc.:

We have audited the accompanying consolidated balance sheets of SOS Staffing Services, Inc. (a Utah Corporation) and subsidiaries as of January 2, 2000 and January 3, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of three fiscal years in the period ended January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SOS Staffing Services, Inc. and subsidiaries as of January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2000 in conformity with accounting principles generally accepted in the United States.

/s/Arthur Andersen LLP
----------------------
ARTHUR ANDERSEN LLP



Salt Lake City, Utah February 9, 2000 (except with respect to the matters discussed in note 10 as to which the date is February 22, 2000)

(SOS LOGO)
NASDAQ/NMS: SOSS

                       This Page left blank intentionally

Corporate Information
---------------------
Shareholder inquiries should be directed to:
Investor Relations
SOS Staffing Services, Inc.
1415 South Main Street
Salt Lake City, UT 84115
Telephone: (801) 484-4400
www.sosstaffing.com
e-mail: webmaster@sosstaffing.com

Transfer Agent and Registrar
----------------------------
Zions First National Bank, N.A.
Stock Transfer Services
1 South Main Street
Salt Lake City, Utah 84101

Independent Accountants
-----------------------
Arthur Andersen LLP
15 West South Temple
Suite 700
Salt Lake City, Utah 84101-1533

Investor Relations
------------------
Jordan Richard Assoc.
1846 South 1200 East
PO Box 52210
Salt Lake City, Utah 84111

Stock Listing
-------------
SOS Staffing Services, Inc.'s common stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: "SOSS". The stock table abbreviation is "SOS Stffg".

Form 10-K
---------
Copies of the Company's annual report to the Securities and Exchange Commission on Form 10-K may be obtained, without charge, by contacting the Investor Relations Department at SOS Staffing Services, Inc.

Common Stock Data
-----------------
As of March 6, 2000, the Company had 74 stockholders of record. Based upon shareholder mailings, the Company believes that there are in excess of 4,000 shareholders of beneficial interest. The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated:

                        High        Low

1997

First Quarter         13    3/8    10
Second Quarter        15    3/4    10  7/8
Third Quarter         19    1/2    14  5/8
Fourth Quarter        24           16  1/2

1998

First Quarter         26    3/8    17  1/4
Second Quarter        27           17  1/8
Third Quarter         21    5/8    12
Fourth Quarter        14    1/2     6  1/2

1999

First Quarter         10            7
Second Quarter         8    1/8     5
Third Quarter          6  15/16     5
Fourth Quarter         7            3  3/4

On March 6, 2000, the closing price of the Company's common stock, as reported on the Nasdaq National Market was 5 1/8.

Since the Company's initial public offering, the Company has not paid any dividends. The Company currently intends to retain future earnings for its operations and expansion of its business and does not anticipate paying any cash dividends in the future.

Annual Meeting
--------------
Shareholders and other interested parties are invited to attend the Annual Meeting of Shareholders on May 17, 2000 at 1:30 p.m. (Mountain Daylight Time). The meeting will be held at the Wyndham Hotel, located at 215 West South Temple in Salt Lake City, Utah.

Directors and Officers
----------------------
JoAnn W. Wagner
Chairman of the Board
Chief Executive Officer and President
SOS Staffing Services, Inc.

Stanley R. deWaal(1)
Director
Vice President Century Business Services
Salt Lake City, Utah

Samuel C. Freitag(1,2)
Director
Senior Managing Director
George K. Baum Merchant Banc, L.L.C.
Kansas City, Missouri

R. Thayne Robson(1,2)
Director
Professor of Management and Research & Professor of Economics,
Univ. of Utah
Salt Lake City, Utah

Randolph K. Rolf(2)
Director
Vero Beach, Florida

Thomas K. Sansom
Director
Senior Vice President
President Commercial Division

Richard J. Tripp
Director
Senior Vice President

Brad L. Stewart
Executive Vice President
Chief Financial Officer

Dennis N. Emery
Senior Vice President Finance and
Controller

John E. Schaffer
Senior Vice President
President Inteliant Corporation

W.B. Collings
Vice President, Treasurer and
Assistant Secretary

John K. Morrison
Vice President, Secretary and
General Counsel

(1)  Member, Audit Committee
(2)  Member, Compensation Committee

                                    PART III

         The information required by this Part III is omitted from this Report in that the Company will file with the Securities and Exchange Commission a definitive proxy statement for the Annual Meeting of Shareholders of the Company to be held on May 17, 2000 (the "Proxy Statement"), not later than 120 days after January 2, 2000, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement specifically identified below which address the items set forth herein are incorporated by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)      The following documents are filed as part of this Report:

1. Consolidated Financial Statements: The following Consolidated Financial Statements of the Company and Report of Independent Public Accountants, are incorporated by reference to pages 17 through 38 of the Company's 1999 Annual Report to Shareholders:

         Consolidated Balance Sheets--As of January 2, 2000 and January 3, 1999.

         Consolidated Statements of Income--For the Fiscal Years Ended January 2, 2000, January 3, 1999 and December 28, 1997.

         Consolidated Statements of Shareholders' Equity--For the Fiscal Years Ended January 2, 2000, January 3, 1999 and December 28, 1997.

         Consolidated Statements of Cash Flows--For the Fiscal Years Ended January 2, 2000, January 3, 1999, and December 28, 1997.

         Notes to Consolidated Financial Statements

         Report of Independent Public Accountants

2.       Financial Statement Schedules
         -----------------------------

         No schedules submitted

(c)      Exhibits:
         --------

    Exhibit                                            Incorporated by    Filed
      No.                          Exhibit                   Reference Herewith
--------------------------------------------------------------------------------

      3.1   Amended and Restated Articles of Incorporation of   (1)
            the Company

      3.2   Amended and Restated Bylaws of the Company          (1)



      4.3   Amended and Restated Bylaws of the Company          (1)

     10.1   SOS Staffing Services, Inc. Stock Incentive Plan    (3)

     10.2   Form of Employment Agreement entered into by the    (1)

     10.3   Form of Consulting Agreement  between the Company   (2)

     10.4   Lease Agreement between the Company and Reed F.

     10.5   Credit Agreement dated as of July 11, 1996 by and   (4)

     10.6   Note Purchase Agreement dated September 1, 1999.    (5)





    Exhibit                                                               Incorporated by    Filed Herewith
      No.                               Exhibit                              Reference
-----------------------------------------------------------------------------------------------------------
     10.7        Amended Credit Agreement dated July 27, 1998 by and            (5)
                 among the Company, The First National Bank of
                 Chicago and First Security Bank, N.A., together with
                 Security Agreement and Revolving Credit Notes

     10.8        First Amendment of Employment Agreement between the            (6)

     10.9        First Amendment to Amended and Restated Credit                 (6)

     10.10       Inteliant Stock Option Plan                                                       (7)

      13         Annual Report to Shareholders for the year ended                                  (7)

      21         Subsidiaries of the Company                                                       (7)

     23.2        Consent of Independent Public Accountants                                         (7)

      27         Financial Data Schedule                                                           (7)

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

(5) Incorporated by reference to the exhibits to an Annual Report on Form 10-K for the year ended January 3, 1999 filed by the Company on April 2, 1999.

(6) Incorporated by reference to the exhibits to a Quarterly Report on Form 8-K for the quarter ended July 4, 1999 filed by the Company on August 18, 1999.

(7)      Filed herewith and attached to this Report following page 16 hereof.


(d)      Financial Statement Schedules:
         -----------------------------

         No schedules submitted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                           SOS STAFFING SERVICES, INC.

Date:    March 31, 2000          By:/s/ Brad L. Stewart
                                 -------------------------
                                 Brad L. Stewart
                                 Executive Vice President and
                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                       Title                               Date
----                       -----                               ----

/s/ JoAnn W. Wagner        Chairman of the Board and           March 31, 2000
------------------         Chief Executive Officer
JoAnn w. Wagner            (principal accounting officer)

/s/ Brad L. Stewart        Executive Vice President and Chief  March 31, 2000
-------------------        Financial Officer
Brad L. Stewart            (principal accounting officer)

/s/ Thomas K. Sansom       Director and                        March 31, 2000
--------------------       Senior Vice President
Thomas K. Sanson

/s/ Richard J. Tripp       Director and                        March 31, 2000
--------------------       Senior Vice President
Richard J. Tripp

/s/ Stanley R. deWaal      Director                            March 31, 2000
---------------------
Stanly R. dewaal

/s/ Samuel C. Freitag      Director                            March 31, 2000
 --------------------
Samuel C. Freitag

/s/ R. Thayne Robson       Director                            March 31, 2000
--------------------
R. Thayne Robson

/s/ Randolph K. Rolf       Director                            March 31, 2000
--------------------
Randolph K. Rolf