Form 10-Q
period 2000-04-02
SOS STAFFING SERVICES INC
filed 2000-05-16
CIK 945437

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the quarterly period ended April 2, 2000

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

     Class of Common Stock                       Outstanding at April 30, 2000
     ---------------------                       -----------------------------
  Common Stock, $0.01 par value                          12,691,398


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets

                  As of April 2, 2000 and January 2, 2000                                                      3

         Condensed Consolidated Statements of Operations

                  For the Thirteen Weeks Ended April 2, 2000 and April 4, 1999                                 5

         Condensed Consolidated Statements of Cash Flows

                  For the Thirteen Weeks Ended April 2, 2000 and April 4, 1999                                 6

         Notes to Condensed Consolidated Financial Statements                                                  8

Item 2. Management's Discussion and Analysis

         of Financial Condition and Results of Operations                                                     11

Item 3. Qualitative and Quantitative Disclosures About Market Risk                                            15

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                     16

Item 6. Exhibits and Reports on Form 8-K                                                                      16

Signatures                                                                                                    17

         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (in thousands)

                                                                         April 2, 2000          January 2, 2000
                                                                       -------------------     -------------------
                                                                          (Unaudited)
CURRENT ASSETS

      Cash and cash equivalents                                           $         413           $       2,577
      Accounts receivable, less allowances of
          $2,108 and $1,606, respectively                                        48,183                  50,070
      Current portion of workers' compensation deposit                              239                     600
      Prepaid expenses and other                                                  1,422                     973
      Deferred income tax asset                                                   4,132                   3,666
      Income tax receivable                                                         666                     676
                                                                       -------------------     -------------------
          Total current assets                                                   55,055                  58,562
                                                                       -------------------     -------------------

PROPERTY AND EQUIPMENT, at cost

      Computer equipment                                                          7,637                   6,806
      Office equipment                                                            4,601                   4,520
      Leasehold improvements and other                                            1,974                   1,967
                                                                       -------------------     -------------------
                                                                                 14,212                  13,293
      Less accumulated depreciation and amortization                             (6,078)                 (5,454)
                                                                       -------------------     -------------------
          Total property and equipment, net                                       8,134                   7,839
                                                                       -------------------     -------------------

OTHER ASSETS

      Workers' compensation deposit, less current portion                           106                     106
      Intangible assets, less accumulated amortization
          of $12,351 and $10,959, respectively                                  131,345                 131,995
      Deposits and other assets                                                   2,129                   2,122
                                                                       -------------------     -------------------
          Total other assets                                                    133,580                 134,223
                                                                       -------------------     -------------------

          Total assets                                                    $     196,769           $     200,624
                                                                       ===================     ===================

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      (in thousands, except per share data)

                                                                         April 2, 2000          January 2, 2000
                                                                       -------------------     -------------------
                                                                          (Unaudited)
CURRENT LIABILITIES

      Accounts payable                                                    $       2,707           $       2,521
      Accrued payroll costs                                                       7,862                   7,213
      Current portion of workers' compensation reserve                            4,268                   4,223
      Accrued liabilities                                                         4,763                   5,912
      Accrued acquisition costs and earnouts                                        800                     310
      Current portion of notes payable                                              422                     414
                                                                       -------------------     -------------------
          Total current liabilities                                              20,822                  20,593
                                                                       -------------------     -------------------

LONG-TERM LIABILITIES

      Notes payable, less current portion                                        51,183                  55,273
      Workers' compensation reserve, less current portion                         1,033                     973
      Deferred income tax liability                                               3,099                   2,923
      Deferred compensation liabilities                                             827                     776
                                                                       -------------------     -------------------
          Total long-term liabilities                                            56,142                  59,945
                                                                       -------------------     -------------------

COMMITMENTS AND CONTINGENCIES
     (Note 5)

SHAREHOLDERS' EQUITY

      Common stock $0.01 par value 20,000 shares authorized;
          12,691 shares issued and outstanding                                      127                     127
      Additional paid-in capital                                                 91,693                  91,693
      Retained earnings                                                          27,985                  28,266
                                                                       -------------------     -------------------
          Total shareholders' equity                                            119,805                 120,086
                                                                       -------------------     -------------------

          Total liabilities and shareholders' equity                      $     196,769           $     200,624
                                                                      ====================     ===================

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (in thousands, except per share data)

                                                                                  Thirteen Weeks Ended
                                                                          April 2, 2000          April 4, 1999
                                                                       --------------------  ----------------------
        SERVICE REVENUES                                                   $        88,963       $        84,043
        DIRECT COST OF SERVICES                                                     68,438                64,274
                                                                       --------------------  ----------------------
             Gross profit                                                           20,525                19,769
                                                                       --------------------  ----------------------

        OPERATING EXPENSES:

             Selling, general and administrative                                    18,518                17,176
             Intangible amortization                                                 1,435                 1,282
                                                                       --------------------  ----------------------
                Total operating expenses                                            19,953                18,458
                                                                       --------------------  ----------------------

        INCOME FROM OPERATIONS                                                         572                 1,311
                                                                       --------------------  ----------------------

        OTHER INCOME (EXPENSE):

             Interest expense                                                       (1,112)                 (964)
             Interest income                                                            57                    49
             Other, net                                                                  8                    22
                                                                       --------------------  ----------------------
                Total, net                                                          (1,047)                 (893)
                                                                       --------------------  ----------------------

        INCOME (LOSS) BEFORE INCOME TAXES                                             (475)                  418

        INCOME TAX BENEFIT (PROVISION)                                                 194                   (75)
                                                                       --------------------  ----------------------

        NET INCOME (LOSS)                                                 $           (281)      $           343
                                                                       ====================  ======================

        NET INCOME (LOSS) PER COMMON SHARE:

             Basic                                                        $         (0.02)       $          0.03
             Diluted                                                                (0.02)                  0.03

        WEIGHTED AVERAGE COMMON SHARES:

             Basic                                                                  12,691                12,690
             Diluted                                                                12,691                12,808


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.


                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)

                                                                             Thirteen Weeks Ended
                                                                   April 2, 2000            April 4, 1999
                                                               -----------------------  -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                   $          (281)          $          343
Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                                           2,113                    1,789
      Deferred income taxes                                                    (290)                    (452)
      Gain on disposition of assets                                              (1)                      --
      Changes in operating assets and liabilities:
         Accounts receivable, net                                             1,886                     (642)
         Workers' compensation deposit                                          361                     (139)
         Prepaid expenses and other                                            (449)                     (84)
         Deposits and other assets                                               43                     (181)
         Accounts payable                                                       187                   (1,836)
         Accrued payroll costs                                                  672                      (13)
         Workers' compensation reserve                                          105                      809
         Accrued liabilities                                                 (1,071)                     (98)
         Income taxes payable/receivable                                         10                     (160)
                                                               -----------------------  -----------------------
    Net cash provided by (used in) operating activities                       3,285                     (664)
                                                               -----------------------  -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid for acquisitions of businesses                                         --                      (32)
Purchases of property and equipment                                            (975)                  (1,406)
Payments of acquisition costs and earnouts                                     (392)                 (14,280)
                                                               -----------------------  -----------------------
    Net cash used in investing activities                           $        (1,367)          $      (15,718)
                                                               -----------------------  -----------------------



      The accompanying notes to condensed consolidated financialstatements are an integral part of these condensed consolidated statements.


                           SOS STAFFING SERVICES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                 (in thousands)


                                                                            Thirteen Weeks Ended
                                                                   April 2, 2000            April 4, 1999
                                                               -----------------------  -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options                   $            --            $           22
Proceeds from long-term borrowings                                              --                    16,500
Payments on long-term borrowings                                            (4,082)                   (4,076)
                                                               -----------------------  -----------------------
    Net cash provided by (used in) financing activities                     (4,082)                   12,446
                                                               -----------------------  -----------------------

NET DECREASE IN CASH

   AND CASH EQUIVALENTS                                                     (2,164)                   (3,936)

CASH AND CASH EQUIVALENTS AT

   BEGINNING OF PERIOD                                                       2,577                     5,315
                                                               -----------------------  -----------------------

CASH AND CASH EQUIVALENTS AT

   END OF PERIOD                                                   $           413            $        1,379
                                                               =======================  =======================

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the period for:

    Interest                                                       $         1,642            $        1,450
    Income taxes                                                                86                       235

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

         The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated
financial  statements  reflect  all  adjustments   (consisting  only  of  normal
recurring adjustments), which in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders on Form 10-K.

         During the second quarter of 1999, in accordance with industry practice, the Company reclassified commissions related to permanent placement revenues as a component of direct cost of services rather than as selling, general and administrative expenses. The amount reclassified for the thirteen-week period ended April 4, 1999 was approximately $0.6 million. The accompanying condensed statements of income reflect these reclassifications.

         The results of operations for the interim periods indicated are not necessarily indicative of the results to be expected for the full year.

Note 2.  Net Income (Loss) Per Common Share

         Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.

         The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS for the periods presented (in thousands except per share amounts):

                              Thirteen Weeks Ended April 2, 2000            Thirteen Weeks Ended April 4, 1999
                          -------------------------------------------------------------------------------------------
                                                        Per Share                                       Per Share
                           Net (Loss)      Shares         Amount        Net Income        Shares          Amount
                          -------------------------------------------------------------------------------------------
Basic EPS                   $     (281)        12,691    $   (0.02)      $      343          12,690      $      0.03
Effect of Stock Options                     --                                                  118
                          ----------------------------                --------------------------------
Diluted EPS                  $    (281)        12,691    $   (0.02)      $       343          12,808     $      0.03
                          ----------------------------                --------------------------------

         At the end of the thirteen weeks ended April 2, 2000 there were outstanding options to purchase approximately 1,338,000 shares of common stock that were not included in the computation of Diluted EPS because of the Company's net loss position. At the end of the thirteen weeks ended April 4, 1999, there were outstanding options to purchase approximately 592,000 shares of common stock that were not included in the computation of Diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

Note 3.  Acquisitions

         Acquisition Costs and Earnouts - During the thirteen weeks ended April 2, 2000 the Company made no material acquisitions. Certain of the Company's acquisitions have contingent earnout components of the purchase price. Earnout amounts are accrued when payments become probable, which also increases the amount of goodwill related to the acquisitions. During the thirteen weeks ended April 2, 2000 the Company paid acquisition costs and earnouts totaling approximately million. As of April 2, 2000 accrued acquisition costs and earnouts totaled million.

Note 4.  Intangible Assets

         Intangible assets consist of the following amounts as of April 2, 2000 and January 2, 2000 (in thousands):

                                            April 2, 2000       January 2, 2000
                                         -------------------- ------------------
   Goodwill                                  $   118,317          $    117,530
   Trademarks and tradenames                      20,943                20,943
   Non-compete agreements                          2,984                 2,984
   Other intangible assets                         1,452                 1,497
                                         -------------------- ------------------
   Total                                         143,696               142,954
   Less: Accumulated amortization                (12,351)              (10,959)
                                         -------------------- ------------------
                                             $   131,345          $    131,995
                                         -------------------- ------------------

         Goodwill and trademarks and tradenames are amortized, using the straight-line method, over 30 years; non-compete agreements and other intangible assets are generally being amortized using the straight-line method over three to six years.

Note 5.  Legal Matters

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

         In September 1999, Interliant, Inc. ("Plaintiff") commenced an action in the United States District Court for the Southern District of Texas, Houston Division, against the Company and its wholly owned subsidiary, Inteliant Corporation. The lawsuit alleges, among other things, that the Company's use of the "Inteliant" mark infringes upon Plaintiff's mark, "Interliant." In addition to the federal trademark infringement claims, Plaintiff has alleged unfair competition based on the Company's use of the Inteliant mark, common law infringement and dilution. In the complaint, Plaintiff has made a demand for an unspecified amount of damages, as well as for an injunction prohibiting the Company's use of the Inteliant mark. Based on information from its trademark counsel, the Company believes that it has valid substantive and equitable defenses to the lawsuit, including that the Inteliant mark is phonetically dissimilar to Interliant, the use of the Inteliant mark does not infringe upon Plaintiff's mark, and its use is not confusing or likely to cause confusion. Notwithstanding the Company's belief, the outcome of any litigation, including this action, is not certain. If Plaintiff were to prevail in the action, the Company would be required to stop the use of the Inteliant mark and possibly to pay damages. The Company does not believe that the cost of changing the mark or the amount of any damages would have a material adverse impact on the Company's financial condition or results of operations.

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

         At April 2, 2000, the Company had $16.0 million in long-term borrowings outstanding ($9.0 million at 8.17% and $7.0 million at 8.13%). The Company also had letters of credit of $7.1 million outstanding for purposes of securing its workers' compensation premium obligation. The aggregate amount of such letters of credit reduces the borrowing availability on the line of credit. At April 2, 2000, million was available for borrowings or additional letters of credit.

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

         The Company's unsecured revolving credit facility and its senior unsecured note agreement contain certain restrictive covenants including certain debt ratios, maintenance of a minimum net worth and restrictions on the sale of capital assets. As of April 2, 2000, the Company was in compliance with the covenants.

         In connection with the terms and conditions of an acquisition, the Company also has a promissory note payable with a balance of approximately $0.6 million. The note bears interest at an annual rate of 8%. The principal amount of the note, together with interest, is due and payable in equal quarterly installments through September 2001.

Note 7.  Segment Reporting

         Based on the types of services offered to customers, the Company has identified two reportable operating segments: commercial staffing and information technology ("IT"). The commercial staffing segment provides staffing solutions to companies by furnishing temporary clerical, industrial, light-industrial, technical, and professional services as well as permanent placement services. The IT segment provides e-business solutions (including customer relationship management, enterprise resource planning, and Internet technology), technology solutions, outsourcing, management consulting, and staffing services.

         Information concerning continuing operations by operating segment for the thirteen week periods ended April 2, 2000 and April 4, 1999 is as follows (in thousands):

Segment Service Revenues & Operating Profit

                                        Thirteen Weeks Ended

                            ---------------------------------------------
                            ---------------------   ---------------------
                               April 2, 2000           April 4, 1999
                            ---------------------   ---------------------
Service Revenues                            (Unaudited)
    Commercial                  $       67,036          $       60,724
    IT                                  21,941                  24,352
    Other                                  (14)                 (1,033)
                            ---------------------------------------------
                                $       88,963          $       84,043
                            =============================================

Income from Operations

    Commercial                  $        2,252          $        1,237
    IT                                    (459)                  1,164
    Other (unallocated)                 (1,221)                 (1,090)
                            ---------------------------------------------
                                $          572          $        1,311
                            =============================================

Segment Assets

                               April 2, 2000          January 2, 2000
                            ---------------------   ---------------------
Identifiable Assets             (Unaudited)
    Commercial                  $       91,761          $       98,520
    IT                                  99,865                  97,055
    Other (unallocated)                  5,143                   5,049
                            ---------------------   ---------------------
                                $      196,769          $      200,624
                            =====================   =====================

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

Business Segments

         The Company's operations are grouped into two identifiable operating segments: commercial staffing and information technology ("IT"). The commercial staffing segment provides staffing solutions to companies by furnishing temporary clerical, industrial, light-industrial, engineering, and professional services. The IT segment provides e-business solutions (including customer relationship management, enterprise resource planning, and Internet technology), technology solutions, outsourcing, management consulting, and staffing services.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to service revenues of selected income statement items for the Company on a consolidated basis and by operating segment:


                                                             Thirteen Weeks Ended
                                                       ----------------------------------

Consolidated                                            April 2, 2000     April 4, 1999
                                                       ----------------- ----------------
Service revenues                                                100.0%           100.0%
Direct cost of services                                          76.9             76.5
                                                       ----------------- ----------------
Gross profit                                                     23.1             23.5
                                                       ----------------- ----------------
Operating expenses:
   Selling, general and administrative expenses                  20.8             20.4
   Intangible amortization                                        1.6              1.5
                                                       ----------------- ----------------
     Total operating expenses                                    22.4             21.9
                                                       ----------------- ----------------
Income from operations                                            0.7%             1.6%
                                                       ================= ================

Commercial Staffing Segment

Service revenues                                                100.0%            100.0%
Direct cost of services                                          78.6              79.5
                                                       ----------------- ----------------
Gross profit                                                     21.4              20.5
                                                       ----------------- ----------------
Operating expenses:
   Selling, general and administrative expenses                  17.1              17.5
   Intangible amortization                                        1.0               1.0
                                                       ----------------- ----------------
     Total operating expenses                                    18.1              18.5
                                                       ----------------- ----------------
Income from operations                                            3.3%              2.0%
                                                       ================= ================

IT Segment

Service revenues                                                100.0%            100.0%
Direct cost of services                                          71.8              68.7
                                                       ----------------- ----------------
Gross profit                                                     28.2              31.3
                                                       ----------------- ----------------
Operating expenses:
   Selling, general and administrative expenses                  26.8              23.4
   Intangible amortization                                        3.5               2.9
                                                       ----------------- ----------------
     Total operating expenses                                    30.3              26.3
                                                       ----------------- ----------------
Income (loss) from operations                                    (2.1%)             5.0%
                                                       ================= ================

Consolidated

         Service Revenues: Substantially all of the Company's service revenues are generated from the time worked by the Company's consulting and temporary staffing employees on customer engagements and from permanent placement of personnel with customers. Service revenues for the thirteen weeks ended April 2, 2000 were $89.0 million, an increase of $5.0 million, or 6.0%, compared to sales of $84.0 million for the thirteen weeks ended April 4, 1999. Of the $5.0 million increase, $4.7 million was from comparable offices while an additional $0.3 million was contributed by new offices offset by office closures. The increase in revenue was generally consistent with an increase in both average bill rates and hours billed from the commercial staffing segment, offset by a reduction in outsourcing and staffing revenues from the IT segment.

         Gross Profit: The Company defines gross profit as service revenues less the cost of providing services, which includes wages and permanent placement commissions, employer payroll taxes (FICA, unemployment and other general payroll costs) and workers' compensation costs related to consultants, temporary staffing employees and permanent placement counselors; costs related to outside consultants and independent contractors utilized by the Company; and other direct costs associated with any consulting engagement. In accordance with industry practice, commissions related to permanent placement revenues are classified as a component of direct cost of services rather than as selling, general and administrative expenses. The amount of commission reclassified for the thirteen week period ended April 4, 1999 was approximately $0.6 million.

         Gross profit for the thirteen weeks ended April 2, 2000 and April 4, 1999 was $20.5 million and $19.8 million, respectively, an increase of $0.7 million or 3.5%. For the thirteen weeks ended April 2, 2000 and April 4, 1999, gross profit margin was 23.1% and 23.5%, respectively. The margin decline from the comparable period of the prior year was primarily a result of lower IT-segment margins attributable to a reduction in higher-margin outsourcing business as well as increased costs associated with retraining existing personnel and attracting new consultants to implement the practice-based solutions focus of the group. The decrease in IT-segment margins was partially offset by an increase in commercial staffing margins, due to an implementation of a price-management program.

         Operating Expenses: Operating expenses include, among other things, staff compensation, rent, recruitment and retention of consultants and temporary staffing employees, costs associated with opening new offices, depreciation, intangible amortization and advertising.

         Total operating expenses, as a percentage of revenues, for the thirteen weeks ended April 2, 2000 increased to 22.4% from 21.9% for the thirteen weeks ended April 4, 1999. The change was due primarily to increased costs associated with recruiting, training, and retaining the necessary resources to implement the solutions-based practices focus of the IT-segment, coupled with increased amortization expense from earnouts paid on acquisitions.

         Income from Operations: Income from operations decreased approximately $0.7 million to $0.6 million, for the thirteen weeks ended April 2, 2000, from $1.3 million for the thirteen weeks ended April 4, 1999. Operating margin, as a percentage of revenues, was 0.7% for the thirteen weeks ended April 2, 2000, compared to 1.6% for the thirteen weeks ended April 4, 1999. The decrease in operating margin was due primarily to the decrease in gross margins coupled with the increase in operating expenses related to the Company's IT segment.

         Income Taxes: During the thirteen weeks ended April 2, 2000 the Company recognized a tax benefit of approximately 40.8%. The tax benefit was due primarily to the net loss incurred by the Company, coupled with government sponsored tax credits.

Commercial Staffing Segment

         Service Revenues: Service revenues generated from temporary assignments are recognized as income at the time service is provided, while service revenues generated from permanent placement services are recognized at the time the customer agrees to hire a candidate supplied by the Company. Service revenues for the commercial staffing segment increased by $6.3 million, or 10.4%, to $67.0 million for the thirteen weeks ended April 2, 2000, compared to $60.7 million for the thirteen weeks ended April 4, 1999. Of the $6.3 million increase, $5.3 million was from internal growth in comparable offices, while $1.0 million was contributed by new offices offset by office closures. The increase in service revenues from comparable offices was generally consistent with an increase in both the average bill rate and the number of hours billed.

         Gross Profit: Gross profit margin was 21.4% for the thirteen weeks ended April 2, 2000, compared to 20.5% for the thirteen weeks ended April 4, 1999. The increase in gross profit margin was primarily related to an increase in the average bill rate and other margin improvement programs initiated by management.

Operating Expenses: Operating expenses, excluding intangible amortization, as a percentage of service revenues were 17.1 % for the thirteen weeks ended April 2, 2000, compared to 17.5% for the thirteen weeks ended April 4, 1999. The decrease in operating expenses was due primarily to operating efficiencies created by maintaining fixed costs, such as facility costs, in addition to decreasing the amount of credit losses taken.

Intangible amortization as a percentage of service revenues was 1.0% for the thirteen weeks ended April 2, 2000 and April 4, 1999, respectively.

Income from Operations: Operating margin for the thirteen weeks ended April 2, 2000 was 3.3%, compared to 2.0% for the thirteen weeks ended April 4, 1999. The increase in operating margin was due largely to the increase in gross profit margin, while selling, general and administrative expenses and intangible amortization remained essentially constant.

IT Segment

         Service Revenues: Service revenues decreased $2.5 million, or 10.2%, to $21.9 million for the thirteen weeks ended April 2, 2000, from $24.4 million for the thirteen weeks ended April 4, 1999. Approximately, $0.8 million of the decrease was attributable to offices that have been closed subsequent to the thirteen weeks ended April 4, 1999, while the remaining decrease was primarily attributable to a reduction in revenues associated with Y2K legacy work and a slower than expected recovery during the current quarter.

         Gross Profit: Gross profit margin for the thirteen weeks ended April 2, 2000 was 28.2%, compared to 31.3% for the thirteen weeks ended April 4, 1999. The decrease in gross profit was primarily a result of a reduction in higher margin outsourcing business, as well as increased costs associated with retraining existing personnel and attracting new consultants to implement the practice-based solutions focus of the group.

         Operating Expenses: Operating expenses, excluding intangible amortization, as a percentage of service revenues were 26.8 % and 23.4% for the thirteen weeks ended April 2, 2000 and April 4, 1999, respectively. The increase for the thirteen weeks ended April 2, 2000 was due primarily to increased costs related to continued implementation of common back-office systems throughout the segment, additional marketing costs to promote the solutions-based practices focus of the segment and staffing costs associated with recruiting, training, and retaining the necessary resources to implement the operating model.

         Intangible amortization as a percentage of revenues was 3.5 % for the thirteen weeks ended April 2, 2000 and 2.9% for the thirteen weeks ended April 4, 1999. The change was due primarily to increased goodwill related to payments on acquisition earnouts.

         Income (Loss) from Operations: Operating loss as a percentage of sales was (2.1%) for the thirteen weeks ended April 2, 2000, compared to an operating margin of 5.0% for the thirteen weeks ended April 4, 1999. The decrease in Income from Operations was due primarily to the reduction in gross profit coupled with the increase in operating expenses.

Liquidity and Capital Resources

         For the thirteen weeks ended April 2, 2000 net cash provided by operating activities was $3.3 million, compared to net cashed used of $0.7 million for the thirteen weeks ended April 4, 1999. The change in operating cash flow was primarily a result of a net increase in cash provided from certain working capital accounts including accounts receivable, workers' compensation and other liabilities.

         The Company's investing activities for the thirteen weeks ended April 2, 2000 used approximately $1.4 million, compared to $15.7 million for the thirteen weeks ended April 4, 1999. The Company's investing activities used approximately $1.0 million to purchase property and equipment, and approximately $0.4 million for payments on acquisition earnouts during the thirteen weeks ended April 2, 2000. By comparison, the Company used approximately $1.4 million to purchase property and equipment, and approximately $14.3 million in acquisition costs and earnouts during the thirteen weeks ended April 4, 1999.

         The Company's financing activities used approximately $4.1 million, primarily in payments on the Company's revolving credit facility, compared to cash provided of $12.4 million for the thirteen weeks ended April 4, 1999. The unsecured credit facility provides for maximum borrowings of $40 million. The agreement, which provides for both short-term and long-term borrowings, expires in July 2001. Short-term borrowings bear interest at a bank's prime rate (9.00% at April 2, 2000). Long-term borrowings bear interest at LIBOR plus an "applicable margin" (currently 2.0%) dependent on certain financial ratios (average rate of 8.15% at April 2, 2000). As of April 2, 2000, $16.9 million was available for borrowings or additional letters of credit.

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

Seasonality

         The Company's business follows the seasonal trends of its customers' business. Historically, the commercial staffing segment has experienced lower revenues in the first quarter with revenues accelerating during the second and third quarters and then slowing again during the fourth quarter. The IT segment does not experience the same level of seasonality generally associated with the commercial staffing segment.

Forward-looking Statements

         Statements contained in this report, which are not purely historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass the Company's beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "intends," "believes," "anticipates," "likely" and other words of similar meaning also identify forward-looking statements. All forward-looking statements included in this release are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Readers are cautioned that all forward-looking statements involve risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those anticipated in such statements, including but not limited to the Company's ability to attract and retain employees needed to implement the Company's business plan and meet customer needs, the Company's ability to successfully implement its operating model, the Company's ability to integrate the operations of acquired businesses, the Company's ability to successfully continue to migrate the Company's IT business from legacy staffing to practice based technology consulting solutions, economic fluctuations, existing and emerging competition, the outcome of pending or threatened litigation, and changes in demands for the Company's services. Risk factors, cautionary statements and other conditions, including economic, competitive, governmental, and technology factors, which could cause actual results to differ from the Company's current expectations are discussed in the Company's Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

         The Company is exposed to interest rate changes primarily in relation to its revolving credit facility and its senior unsecured notes. At April 2, 2000, the Company's outstanding borrowings on its credit facility were $16.0 million, while outstanding borrowings on the senior notes were $35.0 million. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company borrows against its credit facility at variable interest rates. The Company's senior debt placement bears interest at a fixed interest rate. For fixed rate debt, interest rate changes generally affect the fair value of the debt, but not the earnings or cash flows of the Company. Changes in the fair market value of fixed rate debt generally will not have a significant impact on the Company unless the Company is required to refinance such debt.

         At April 2, 2000, the fair value of the Company's long-term debt is estimated by discounting expected cash flows at a bank's prime rate. At April 2, 2000, the carrying amount of $35.0 million is reflected in the condensed consolidated balance sheets. The estimated fair value of the unsecured notes, using a discount rate of 9.0% over the expected maturities of the obligations, is approximately $32.1 million.

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

         In September 1999, Interliant, Inc. ("Plaintiff") commenced an action in the United States District Court for the Southern District of Texas, Houston Division, against the Company and its wholly owned subsidiary, Inteliant Corporation. The lawsuit alleges, among other things, that the Company's use of the "Inteliant" mark infringes upon Plaintiff's mark, "Interliant." In addition to the federal trademark infringement claims, Plaintiff has alleged unfair competition based on the Company's use of the Inteliant mark, common law infringement and dilution. In the Complaint, Plaintiff has made a demand for an unspecified amount of damages, as well as for an injunction prohibiting the Company's use of the Inteliant mark. Based on information from its trademark counsel, the Company believes that it has valid substantive and equitable defenses to the lawsuit, including that the Inteliant mark is phonetically dissimilar to Interliant, the use of the Inteliant mark does not infringe upon Plaintiff's mark, and its use is not confusing or likely to cause confusion. Notwithstanding the Company's belief, the outcome of any litigation, including this action, is not certain. If Plaintiff were to prevail in the action, the Company would be required to stop the use of the Inteliant mark and possibly to pay damages. The Company does not believe that the cost of changing the mark or the amount of any damages would have a material adverse impact on the Company's financial condition or results of operations.

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

                           SOS STAFFING SERVICES, INC.
                                           Registrant

         Dated: May 15, 2000                    /s/ JoAnn W. Wagner
                                                -------------------
                                               JoAnn W. Wagner
                                               Chairman, President and
                                               Chief Executive Officer

         Dated: May 15, 2000                   /s/ Brad L. Stewart
                                               -------------------
                                               Brad L. Stewart

                                               Executive Vice President and

                                               Chief Financial Officer