Form 10-K/A
period 2000-01-02
SOS STAFFING SERVICES INC
filed 2000-07-19
CIK 945437

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A

[X] First Amendment to Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 2, 2000.

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, on March 6, 2000, based upon the closing sales price of the Common Stock of $5.13 per share on that date, as reported on the NASDAQ/NMS Stock Market, was approximately $16,855,446. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

Gross Profit: The Company defines gross profit as service revenues less the cost of providing services. Such costs include wages, employer payroll taxes (FICA, unemployment and other general payroll taxes), workers' compensation costs related to temporary staffing and consulting employees, and other payroll benefits; costs related to outside consultants and independent contractors utilized by the Company; and other direct costs associated with any consulting engagement. Gross profit margin for the fifty-two weeks ended January 2, 2000 was 28.7% compared to 30.9% for the fifty-three weeks ended January 3, 1999. The decrease in gross profit margin was due primarily to a reduction in higher-margin consulting engagements as customers began to closeout Y2K-related projects and postpone new projects until after January 1, 2000, coupled with the retention and additional hiring of key employees in strategic business lines.

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

Intangible Assets - Intangible assets consist of the following amounts as of January 2, 2000 and January 3, 1999 (in thousands):

                                                 1999         1998
                                              ---------    ---------
             Goodwill                         $ 117,530    $ 100,586
             Trademarks and tradenames           20,943       20,943
             Non-compete agreements               2,984        2,996
             Other intangible assets              1,497        1,056
                                              ---------    ---------
             Total                              142,954      125,581
             Less: accumulated amortization     (10,959)      (5,872
                                              ---------    ---------
                                              $ 131,995    $ 119,709
                                              ---------    ---------



Goodwill and trademarks and tradenames are amortized using the straight-line method over 30 years; non-compete agreements and other intangible assets are generally being amortized using the straight-line method over three to six years.

Accounting for the Impairment of Long-Lived Assets -The Company accounts for impairment of long-lived assets in accordance with Statement of Financial
Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets, including goodwill and other intangible assets, be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events or circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset over the remaining life in measuring whether the assets are recoverable.

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

/s/Arthur Andersen LLP
----------------------
ARTHUR ANDERSEN LLP



Salt Lake City, Utah February 9, 2000 (except with respect to the matters discussed in note 10 as to which the date is February 22, 2000)

Corporate Profile
-----------------

Founded in 1973, SOS Staffing Services, Inc. ("SOS" or the "Company") offers a broad range of commercial staffing services, as well as information technology ("IT") consulting (which includes internet technology, e-commerce, enterprise resource planning, and technology solutions), outsourcing (including both help desk and database administration), and staffing. In the four and one-half years since SOS's initial public offering, the company has more than tripled in size and scope. In July 1995, the Company had 42 offices in five states; as of fiscal year-end 1999, SOS operated 150 offices located throughout the Western United States and Massachusetts.

SOS is dedicated to the principles of ISO 9002, an internationally recognized standard for quality products and services. Each SOS office is committed to providing a quality system of support to SOS customers.








(SOS LOGO)
NASDAQ/NMS: SOSS



Statements contained in this annual Report that are not purely historical are "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company assumes no obligation to update any such forward-looking statements. Readers are cautioned that all forward-looking statements involve risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those anticipated in such statements, including but not limited to the Company's efforts to expand its offering of services, the Company's acquisition efforts and its ability to integrate the operations of acquired businesses, the recent transition within the Company's management, economic fluctuation, existing and emerging competition, and demand for the Company's services. Other factors, including economic, competitive, governmental and technological factors, are discussed in the Company's Annual Report on Form 10-K and other reports to the Securities and Exchange Commission.

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