Form 10-Q
period 2000-07-02
SOS STAFFING SERVICES INC
filed 2000-08-16
CIK 945437

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2000

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

                                                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class of Common Stock              Outstanding at August 8, 2000
         ---------------------              -----------------------------
     Common Stock, $0.01 par value                        12,691,398

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
                  As of July 2, 2000 and January 2, 2000                 3

         Condensed Consolidated Statements of Operations
                  For the Thirteen and Twenty Six Weeks Ended
                  July 2, 2000 and July 4, 1999                          5

         Condensed Consolidated Statements of Cash Flows
                  For the Twenty Six Weeks Ended July 2, 2000
                  and July 4, 1999                                       6

         Notes to Condensed Consolidated Financial Statements            8

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations               12

Item 3.  Qualitative and Quantitative Disclosures About Market Risk     17



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              18

Item 4.  Submission of Matters to a Vote of Security Holders            18

Item 6.  Exhibits and Reports on Form 8-K                               18

Signatures                                                              19

         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (in thousands)

                                                         July 2, 2000    January 2, 2000
                                                            ---------    ---------
                                                          (Unaudited)
CURRENT ASSETS
      Cash and cash equivalents                             $     920    $   2,577
      Accounts receivable, less allowances of
          $2,239 and $1,606, respectively                      52,781       50,070
      Current portion of workers' compensation deposit            239          600
      Prepaid expenses and other                                1,632          973
      Deferred income tax asset                                 4,552        3,666
      Income tax receivable                                       244          676
                                                            ---------    ---------
          Total current assets                                 60,368       58,562
                                                            ---------    ---------

PROPERTY AND EQUIPMENT, at cost

      Computer equipment                                        8,231        6,806
      Office equipment                                          4,717        4,520
      Leasehold improvements and other                          1,919        1,967
                                                            ---------    ---------
                                                               14,867       13,293
      Less accumulated depreciation and amortization           (6,765)      (5,454)
                                                            ---------    ---------
          Total property and equipment, net                     8,102        7,839
                                                            ---------    ---------

OTHER ASSETS

      Workers' compensation deposit, less current portion         106          106
      Intangible assets, less accumulated amortization
          of $13,782 and $10,959, respectively                132,077      131,995
      Deposits and other assets                                 3,283        2,122
                                                            ---------    ---------
          Total other assets                                  135,466      134,223
                                                            ---------    ---------

          Total assets                                      $ 203,936    $ 200,624
                                                            =========    =========

           The accompanying notes to condensed consolidated financial statements are an integral part of these condensed
                          consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      (in thousands, except per share data)

                                                           July 2, 2000   January 2, 2000
                                                               --------   --------
                                                            (Unaudited)
CURRENT LIABILITIES
      Accounts payable                                         $  1,899   $  2,521
      Accrued payroll costs                                      10,006      7,213
      Current portion of workers' compensation reserve            4,669      4,223
      Accrued liabilities                                         7,929      5,912
      Accrued acquisition costs and earnouts                        250        310
      Line of credit borrowings - short term                        587       --
      Current portion of notes payable                              420        414
                                                               --------   --------
          Total current liabilities                              25,760     20,593
                                                               --------   --------

LONG-TERM LIABILITIES

      Notes payable, less current portion                        53,093     55,273
      Workers' compensation reserve, less current portion         1,060        973
      Deferred income tax liability                               3,245      2,923
      Deferred compensation liabilities                             891        776
                                                               --------   --------
          Total long-term liabilities                            58,289     59,945
                                                               --------   --------

COMMITMENTS AND CONTINGENCIES
     (Note 5)

SHAREHOLDERS' EQUITY

      Common stock $0.01 par value 20,000 shares authorized;
          12,691 shares issued and outstanding                      127        127
      Additional paid-in capital                                 91,693     91,693
      Retained earnings                                          28,067     28,266
                                                               --------   --------
          Total shareholders' equity

                                                               --------   --------

          Total liabilities and shareholders' equity           $203,936   $200,624
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

                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (in thousands, except per share data)

                                           Thirteen Weeks Ended    Twenty Six Weeks Ended
                                            July 2,     July 4,     July 2,     July 4,
                                             2000        1999        2000        1999
                                           --------    --------    --------    --------
SERVICE REVENUES                           $ 94,603    $ 92,419    $ 83,566    $ 76,462
DIRECT COST OF SERVICES                      73,482      70,041      41,920      34,315
                                           --------    --------    --------    --------
     Gross profit                            21,121      22,378      41,646      42,147
                                           --------    --------    --------    --------

OPERATING EXPENSES:

     Selling, general and administrative     18,379      17,437      36,896      34,612
     Intangible amortization                  1,430       1,347       2,865       2,630
                                           --------    --------    --------    --------
         Total operating expenses            19,809      18,784      39,761      37,242
                                           --------    --------    --------    --------

INCOME FROM OPERATIONS                        1,312       3,594       1,885       4,905
                                           --------    --------    --------    --------

OTHER INCOME (EXPENSE):

     Interest expense                        (1,025)     (1,000)     (2,119)     (1,964)
     Interest income                             28          29          85          77
     Other, net                                 (84)         27         (94)         51
                                           --------    --------    --------    --------
         Total, net                          (1,081)       (944)     (2,128)     (1,836)
                                           --------    --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES               231       2,650        (243)      3,069

INCOME TAX BENEFIT (PROVISION)                 (150)     (1,047)         44      (1,123)
                                           --------    --------    --------    --------

NET INCOME (LOSS)                          $     81    $  1,603    $   (199)   $  1,946
                                           ========    ========    ========    ========

NET INCOME (LOSS) PER COMMON SHARE:

     Basic                                 $   0.01    $   0.13    $  (0.02)   $   0.15
     Diluted                                   0.01        0.13       (0.02)       0.15

WEIGHTED AVERAGE COMMON SHARES:

     Basic                                   12,691      12,691      12,691      12,691
     Diluted                                 12,691      12,691      12,691      12,732

                 Theaccompanying notes to condensed consolidated
               financial statements are an integral part of these
                       condensed consolidated statements.

                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)


                                                    Twenty Six Weeks Ended
                                                     July 20      July 4,
                                                       2000        1999
                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                    $   (199)   $  1,946
Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                     4,279       3,672
      Deferred income taxes                              (564)       (550)
      Gain on disposition of assets                        (7)       --
      Changes in operating assets and liabilities:
         Accounts receivable, net                      (2,712)     (5,000)
         Workers' compensation deposit                    361        (138)
         Prepaid expenses and other                      (659)       (344)
         Deposits and other assets                        204          47
         Accounts payable                                (622)        228
         Accrued payroll costs                          2,816         759
         Workers' compensation reserve                    533       1,322
         Accrued liabilities                            2,102         539
         Income taxes payable/receivable                  432         790
                                                     --------    --------
    Net cash provided by operating activities           5,964       3,271
                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid for acquisitions of businesses                 --           (32)
Cash paid for equity investment in common stock        (1,250)       --
Purchases of property and equipment                    (1,680)     (2,898)
Payments of acquisition earnouts                       (3,104)    (19,504)
                                                     --------    --------
    Net cash used in investing activities                   $    $(22,434)
                                                     --------    --------



           The accompanying notes to condensed consolidated financial statements are an integral part of these condensed
                            consolidated statements.

                           SOS STAFFING SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                 (in thousands)


                                                         Twenty Six Weeks Ended
                                                          July 2,       July 4
                                                            2000        1999,
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of employee stock options          $   --      $     22
Proceeds from credit facility                               11,587      18,850
Payments on credit facility                                (13,174)     (4,154)
                                                          --------    --------
    Net cash provided by (used in) financing activities     (1,587)     14,718
                                                          --------    --------

NET DECREASE IN CASH

   AND CASH EQUIVALENTS                                     (1,657)     (4,445)

CASH AND CASH EQUIVALENTS AT

   BEGINNING OF PERIOD                                       2,577       5,315
                                                          --------    --------

CASH AND CASH EQUIVALENTS AT

   END OF PERIOD                                          $    920    $    870
                                                          ========    ========

SUPPLEMENTAL  CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                              $  1,938    $  1,772
    Income taxes                                                84         431





           The accompanying notes to condensed consolidated financial statements are an integral part of these condensed
                            consolidated statements.

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

         The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated
financial  statements  reflect  all  adjustments   (consisting  only  of  normal
recurring adjustments), which in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A.

         The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Net Income (Loss) Per Common Share

         Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.

         The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS for the periods presented (in thousands except per share amounts):

                            Thirteen Weeks Ended July 2, 2000       Thirteen Weeks Ended July 4, 1999
                          -------------------------------------  ---------------------------------------
                                                     Per Share                                 Per Share
                           Net Income     Shares      Amount      Net Income      Shares        Amount
                          -------------------------------------  ---------------------------------------
Basic EPS                    $  81        12,691    $    0.01    $     1,603      12,691     $      0.13
Effect of stock options                       --                                     --
                          ---------     --------                 -----------      -----
Diluted EPS                  $  81        12,691    $    0.01    $     1,603      12,691     $      0.13
                          =========     ========                 ===========      =====

                           Twenty Six Weeks Ended July 2, 2000      Twenty Six Weeks Ended July 4, 1999
                          ------------------------------------- ----------------------------------------
                                                     Per Share                                  Per Share
                           Net Loss       Shares      Amount      Net Income      Shares        Amount
                          ------------------------------------- ----------------------------------------
Basic EPS                    $  (199)     12,691    $   (0.02)    $    1,946      12,691     $      0.15
Effect of stock options                       --                                      41
                          ----------      ------                ------------     -------
Diluted EPS                  $  (199)     12,691    $   (0.02)    $    1,946      12,732     $      0.15
                          ==========      ======                ============     =======

         At the end of the 13-week period ended July 2, 2000, there were outstanding options to purchase approximately 1,222,000 shares of common stock that were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market price of the common shares. At the end of the 26-week period ended July 2, 2000 there were outstanding options to purchase approximately 1,222,000 shares of common stock that were not included in the computation of Diluted EPS because of the Company's net loss position. At the end of the 13 and 26 weeks ended July 4, 1999, there were outstanding options to purchase approximately 1,192,000 and 682,000 shares of common stock, respectively, that were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

Note 3.  Acquisitions

         Acquisition Costs and Earnouts - During the 13 and 26 weeks ended July 2, 2000 the Company made no material acquisitions. Certain of the Company's acquisitions have contingent earnout components of the purchase price. Earnout amounts are accrued when payments become probable, which also increases the amount of goodwill related to the acquisitions. During the 26 weeks ended July 2, 2000 the Company paid acquisition earnouts totaling approximately $3.1 million. As of July 2, 2000 accrued acquisition costs and earnouts totaled $0.3 million.

Note 4.  Intangible Assets

         Intangible assets consist of the following amounts as of July 2, 2000 and January 2, 2000 (in thousands):

                                                                          July 2, 2000        January 2, 2000
                                                                       -------------------- --------------------
         Goodwill                                                          $   120,480          $    117,530
         Trademarks and tradenames                                              20,943                20,943
         Non-compete agreements                                                  2,984                 2,984
         Other intangible assets                                                 1,452                 1,497
                                                                       -------------------- --------------------
         Total                                                                 145,859               142,954
         Less:
             Accumulated amortization goodwill                                  (8,993)               (6,998)
             Accumulated amortization trademarks and tradenames                 (1,843)               (1,494)
             Accumulated amortization non-competes                              (2,084)               (1,739)
             Accumulated amortization other                                       (862)                 (728)
                                                                       -------------------- --------------------
         Net intangible assets                                             $   132,077          $    131,995
                                                                       ==================== ====================


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

         In September 1999, Interliant, Inc. ("Plaintiff") commenced an action in the United States District Court for the Southern District of Texas, Houston Division, against the Company and its wholly owned subsidiary, Inteliant Corporation. The lawsuit alleges, among other things, that the Company's use of the "Inteliant" mark infringes upon Plaintiff's mark, "Interliant." In addition to the federal trademark infringement claims, Plaintiff has alleged unfair competition based on the Company's use of the Inteliant mark, common law infringement and dilution. In the complaint, Plaintiff has made a demand for an unspecified amount of damages, as well as for an injunction prohibiting the Company's use of the Inteliant mark. Based on information from its trademark counsel, the Company believes that it has valid substantive and equitable defenses to the lawsuit, including that the Inteliant mark is phonetically dissimilar to Interliant, the use of the Inteliant mark does not infringe upon Plaintiff's mark, and its use is not confusing or likely to cause confusion. Notwithstanding the Company's belief, the outcome of any litigation, including this action, is not certain. If Plaintiff were to prevail in the action, the Company would be required to stop the use of the Inteliant mark and possibly to pay damages. The Company does not believe that the cost of changing the Inteliant mark or the amount of any damages would have a material adverse impact on the Company's financial condition or results of operations.

         There is no other pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.

Note 6.  Credit Facilities and Notes Payable

         The Company has an unsecured revolving credit facility with certain banks that provides for maximum borrowings of $40.0 million. The credit agreement, which provides for both short-term and long-term borrowings, expires in July 2001. Short-term borrowings bear interest at a bank's prime rate. Long-term borrowings bear interest at LIBOR plus an applicable margin, ranging from 1.0% to 2.0%, dependent on certain financial ratios; the current applicable margin is 1.6%. The rate related to the amount over LIBOR may increase based upon certain financial ratios. The agreement contains an annual commitment fee of three-eighths of one percent on the unused portion payable quarterly.

         At July 2, 2000, the Company had approximately $0.6 million in short-term borrowings and $18.0 million in long-term borrowings outstanding ($9.0 million at 8.25% and $9.0 million at 8.22%). The Company also had letters of credit of $7.1 million outstanding for purposes of securing its workers' compensation premium obligation. The aggregate amount of such letters of credit reduces the borrowing availability on the line of credit. At July 2, 2000, $14.3 million was available for borrowings or additional letters of credit.

         The Company also has outstanding $35 million of senior unsecured notes consisting of two tranches. The first tranche consists of senior unsecured notes in the aggregate amount of $30 million with a final ten-year maturity and an average maturity of seven years at a 6.95% coupon rate. The second tranche consists of senior unsecured notes in the aggregate amount of $5 million with a coupon rate of 6.72% due in a single payment in 2003.

         The Company's unsecured revolving credit facility and its senior unsecured note agreement contain certain restrictive covenants including certain debt ratios, maintenance of a minimum net worth and restrictions on the sale of capital assets. As of July 2, 2000, the Company was in compliance with the covenants.

         In connection with the terms and conditions of an acquisition, the Company also has a promissory note payable with a balance of approximately $0.5 million. The note bears interest at an annual rate of 8%. The principal amount of the note, together with interest, is due and payable in equal quarterly installments through September 2001.

Note 7.  Segment Reporting

         Based on the types of services offered to customers, the Company has identified two reportable operating segments: commercial staffing and information technology ("IT"). The commercial staffing segment provides staffing services to companies by furnishing temporary clerical, industrial, light-industrial, technical, and professional services as well as permanent placement services. The IT segment provides e-business solutions (including customer relationship management, enterprise resource planning, and Internet technology), technology solutions, outsourcing, management consulting, and staffing services.

         Information concerning continuing operations by operating segment for the 13 and 26-week periods ended July 2, 2000 and July 4, 1999 is as follows (in thousands):




Segment Service Revenues & Operating Profit

                                 Thirteen Weeks Ended      Twenty Six Weeks Ended
                                 July 2,      July 4,       July 2,      July 4,
                                  2000         1999         2000         1999
                                ---------    ---------    ---------    ---------
Service Revenues                      (Unaudited)               (Unaudited)
    Commercial                  $  72,159    $  66,351    $ 139,195    $ 127,075
    IT                             22,444       27,935       44,385       52,300
    Other                            --         (1,867)         (14)      (2,913)
                                ---------    ---------    ---------    ---------
                                $  94,603    $  92,419    $ 183,566    $ 176,462
                                ---------    ---------    ---------    ---------

Income (Loss) from Operations

    Commercial                  $   3,318    $   2,434    $   5,569    $   3,677
    IT                               (853)       2,035       (1,312)       3,199
    Other (unallocated)            (1,153)        (875)      (2,372)      (1,971)
                                ---------    ---------    ---------    ---------
                                $   1,312    $   3,594    $   1,885    $   4,905
                                ---------    ---------    ---------    ---------

Segment Assets

                                      July 2, 2000         January 2, 2000
                                    ----------------     ------------------
Identifiable Assets                   (Unaudited)
    Commercial                      $       93,841         $       98,520
    IT                                     104,953                 97,055
    Other (unallocated)                      5,142                  5,049
                                    ----------------     ------------------
                                    $      203,936         $      200,624
                                    ----------------     ------------------

Note 8.  Other Matters

         Inteliant 2000 Stock Option Plan - In February 2000, the Company, as the sole shareholder of Inteliant, approved the Inteliant 2000 Stock Option Plan (the "Plan"). The Plan, which is administered by Inteliant's board of directors, allows for the grant of incentive or non-qualified options to purchase a maximum of 10,000,000 shares of Inteliant common stock. The intent of the Company is to use the Plan to attract and retain skilled IT professionals needed to implement the Company's business plan. Inteliant's board of directors establishes the number and type of options to be granted, the vesting schedule of such grants and other conditions of each grant. As of July 2, 2000 the company had granted approximately 4.5 million options to purchase common shares of Inteliant. For the 13 and 26-week period ended July 2, 2000 the options granted under the Plan were not included in the computation of the Company's Diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

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

Business Segments

         The Company's operations are grouped into two identifiable operating segments: commercial staffing and information technology ("IT"). The commercial staffing segment provides staffing services to companies by furnishing temporary clerical, industrial, light-industrial, engineering, and professional services. The IT segment provides e-business solutions (including customer relationship management, enterprise resource planning, and Internet technology), technology solutions, outsourcing, management consulting, and staffing services.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to service revenues of selected income statement items for the Company on a consolidated basis and by operating segment:

                                                             Thirteen Weeks Ended                  Twenty Six Weeks Ended
                                                       ----------------------------------  ----------------------------------
Consolidated                                             July 2, 2000     July 4, 1999      July 2, 2000      July 4, 1999
                                                       ----------------- ----------------  ---------------- -----------------
Service revenues                                                100.0%           100.0%            100.0%           100.0%
Direct cost of services                                          77.7             75.8               77.3            76.1
                                                       ----------------- ----------------  ---------------- -----------------
Gross profit                                                     22.3             24.2               22.7            23.9
                                                       ----------------- ----------------  ---------------- -----------------
Operating expenses:
   Selling, general and administrative expenses                  19.4             18.9               20.1            19.6
   Intangible amortization                                        1.5              1.5                1.6             1.5
                                                       ----------------- ----------------  ---------------- -----------------
     Total operating expenses                                    20.9             20.4               21.7            21.1
                                                       ----------------- ----------------  ---------------- -----------------
Income from operations                                            1.4%             3.8%               1.0%            2.8%
                                                       ----------------- ----------------  ---------------- -----------------

Commercial Staffing Segment

Service revenues                                                100.0%            100.0%            100.0%           100.0%
Direct cost of services                                          79.1              78.6              78.9             79.0
                                                       ----------------- ----------------  ---------------- -----------------
Gross profit                                                     20.9              21.4              21.1             21.0
                                                       ----------------- ----------------  ---------------- -----------------
Operating expenses:
   Selling, general and administrative expenses                  15.3              16.7              16.2             17.1
   Intangible amortization                                        0.9               0.9               0.9              1.0
                                                       ----------------- ----------------  ---------------- -----------------
     Total operating expenses                                    16.2              17.6              17.1             18.1
                                                       ----------------- ----------------  ---------------- -----------------
Income from operations                                            4.7%              3.8%              4.0%             2.9%
                                                       ----------------- ----------------  ---------------- -----------------

IT Segment

Service revenues                                                100.0%            100.0%            100.0%           100.0%
Direct cost of services                                          72.9              70.6              72.4             70.4
                                                       ----------------- ----------------  ---------------- -----------------
Gross profit                                                     27.1              29.4              27.6             29.6
                                                       ----------------- ----------------  ---------------- -----------------
Operating expenses:
   Selling, general and administrative expenses                  27.5              19.5              27.1             20.8
   Intangible amortization                                        3.4               2.6               3.5              2.7
                                                       ----------------- ----------------  ---------------- -----------------
     Total operating expenses                                    30.9              22.1              30.6             23.5
                                                       ----------------- ----------------  ---------------- -----------------
Income (loss) from operations                                    (3.8%)             7.3%             (3.0%)            6.1%
                                                       ----------------- ----------------  ---------------- -----------------

Consolidated

         Service Revenues: Substantially all of the Company's service revenues are generated from the time worked by the Company's consulting and temporary staffing employees on customer engagements and from permanent placement of personnel with customers. Service revenues for the 13 weeks ended July 2, 2000 increased $2.2 million, or 2.4%, to $94.6 million, compared to sales of $92.4 million for the 13 weeks ended July 4, 1999. Of the $2.2 million increase, $3.9 million was from comparable offices offset by a loss of revenues from offices that have been closed subsequent to the 13 weeks ended July 4, 1999 (net of new office openings) of $1.7 million. Service revenues for the 26 weeks ended July 2, 2000 increased approximately $7.1 million, or 4.0%, to $183.6 million, compared to service revenues of $176.5 million for the 26 weeks ended July 4, 1999. Of the $7.1 million increase, $10.7 million was from comparable offices offset by a loss of revenues from offices that have been closed subsequent to the 26 weeks ended July 4, 1999 (net of new office openings) of $3.6 million. The increase in revenue was generally consistent with an increase in both average bill rates and hours billed from the commercial staffing segment, offset by a reduction in outsourcing and staffing revenues from the IT segment.

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

         Gross profit margin for the 13 weeks ended July 2, 2000 and July 4, 1999 was 22.3% and 24.2%, respectively, and for the 26 weeks ended July 2, 2000 and July 4, 1999, gross profit margin was 22.7% and 23.9%, respectively. The margin decline from the comparable periods of the prior year were primarily a result of lower IT-segment margins attributable to a reduction in higher-margin outsourcing business as well as increased costs associated with retaining existing personnel to implement the practice-based solutions focus of the IT group.

         Operating Expenses: Operating expenses include, among other things, staff compensation, rent, recruitment and retention of consultants and temporary staffing employees, costs associated with opening new offices, depreciation, intangible amortization and advertising.

         Total operating expenses, as a percentage of revenues, for the 13 weeks ended July 2, 2000 were 20.9%, compared to 20.4% for the 13 weeks ended July 4, 1999. For the 26 weeks ended July 2, 2000 operating expenses were 21.7%, compared to 21.1% for the 26 weeks ended July 4, 1999. The change was due primarily to increased costs associated with recruiting, training, and retaining the necessary resources to implement the solutions-based practices focus of the IT-segment, coupled with increased amortization expense from earnouts paid on acquisitions.

         Income from Operations: Income from operations for the 13 weeks ended July 2, 2000, was approximately $1.3 million, a decrease of approximately $2.3 million, from $3.6 million for the 13 weeks ended July 4, 1999. For the 26 weeks ended July 2, 2000, income from operations was approximately $1.9 million, a decrease of approximately $3.0 million, from $4.9 million for the 26 weeks ended July 4, 1999. Operating margin, as a percentage of revenues, was 1.4% and 1.0% for the 13 and 26 weeks ended July 2, 2000, respectively, compared to 3.8% and 2.8% for the 13 and 26 weeks ended July 4, 1999. The decrease in operating margin was due primarily to the decrease in gross margins coupled with the increase in operating expenses related to the Company's IT segment.

         Income Taxes: The effective combined federal and state income tax rate was 64.9% for the 13 weeks ended July 2, 2000, compared to 39.5% for the 13 weeks ended July 4, 1999. The increase in the effective tax rate was due primarily to the non-deductible portion of intangible amortization as a percentage of income coupled with a reduction in government sponsored tax credits. During the 26 weeks ended July 2, 2000 the Company recognized a tax benefit of approximately 18.1%. The tax benefit was due primarily to the net loss incurred by the Company, coupled with government sponsored tax credits.

Commercial Staffing Segment

         Service Revenues: Service revenues generated from temporary assignments are recognized as income at the time service is provided, service revenues generated from permanent placement services are recognized at the time the candidate begins working for the customer. Service revenues for the commercial staffing segment increased by $5.8 million, or 8.8%, to $72.2 million for the 13 weeks ended July 2, 2000, compared to $66.4 million for the 13 weeks ended July 4, 1999. Of the $5.8 million increase, $4.8 million was from internal growth in comparable offices, while $1.0 million was contributed by new offices (net of office closures). The increase in service revenues from comparable offices was generally consistent with an increase in both the average bill rate and the number of hours billed. For the 26 weeks ended July 2, 2000, service revenues for the commercial staffing segment increased by $12.1 million, or 9.5%, to $139.2 million, compared to $127.1 million for the 26 weeks ended July 4, 1999. Of the $12.1 million increase, $10.2 million was from internal growth in comparable offices, while an additional $1.9 million was contributed by new offices (net of office closures).

         Gross Profit: Gross profit margin was 20.9% for the 13 weeks ended July 2, 2000, compared to 21.4% for the 13 weeks ended July 4, 1999. The decrease in gross profit margin was due primarily to a reduction in higher margin permanent placement business coupled with an increase in lower margin sales to national accounts. For the 26-week period ended July 2, 2000, gross profit margin was 21.1%, compared to 21.0% for the 26 weeks ended July 4, 1999.

         Operating Expenses: Operating expenses, excluding intangible amortization, as a percentage of service revenues were 15.3 % for the 13 weeks ended July 2, 2000, compared to 16.7% for the 13 weeks ended July 4, 1999. For the 26-week period ended July 2, 2000, operating expenses, excluding intangible amortization, as a percentage of service revenues were 16.2%, compared to 17.1% for the 26 weeks ended July 4, 1999. The decrease in operating expenses was due primarily to the decrease in the amount of credit losses taken, and improved operating efficiencies created by maintaining fixed costs, such as facility costs, in association with increased sales.

         Intangible amortization as a percentage of service revenues was 0.9% for the 13 weeks ended July 2, 2000 and July 4, 1999. For the 26 weeks ended July 2, 2000 and July 4, 1999, intangible amortization as a percentage of sales, was 0.9% and 1.0%, respectively.

         Income from Operations: Income from operations for the 13 weeks ended July 2, 2000 was 4.7%, compared to 3.8% for the 13 weeks ended July 4, 1999. Income from operations for the 26 weeks ended July 2, 2000 was 4.0%, compared to 2.9% for the 26 weeks ended July 4, 1999. The increase in income from operations was due largely to maintaining selling, general and administrative expenses and intangible amortization at essentially constant levels.

IT Segment

         Service Revenues: Service revenues for the 13 weeks ended July 2, 2000 were approximately $22.4 million, a decrease of $5.5 million, or 19.7%, from $27.9 million for the 13 weeks ended July 4, 1999. Approximately $2.7 million of the decrease was attributable to offices that have been closed subsequent to the 13 weeks ended July 4, 1999, while the remaining decrease was primarily attributable to a reduction in revenues associated with Y2K legacy work and a slower than expected development of the segment's consulting and outsourcing practices. For the 26 weeks ended July 2, 2000, service revenues were approximately $44.4 million, a decrease of $7.9 million, or 15.1%, from $52.3 million for the 26 weeks ended July 4, 1999. Approximately $5.5 million of the decrease was attributable to offices that have been closed subsequent to the 26 weeks ended July 4, 1999, while the remaining decrease was primarily attributable to a reduction in revenues associated with Y2K legacy work and a slower than expected development of the segment's consulting and outsourcing practices.

         Gross Profit: Gross profit margin for the 13 weeks ended July 2, 2000 was 27.1%, compared to 29.4% for the 13 weeks ended July 4, 1999. Gross profit margin for the 26 weeks ended July 2, 2000 was 27.6%, compared to 29.6% for the 26 weeks ended July 4, 1999. The decrease in gross profit was primarily a result of a reduction in higher margin consulting and outsourcing business, as well as increased costs associated with retaining existing personnel to implement the practice-based solutions.

         Operating Expenses: Operating expenses, excluding intangible amortization, as a percentage of service revenues were 27.5 % and 19.5% for the 13 weeks ended July 2, 2000 and July 4, 1999, respectively. For the 26 weeks ended July 2, 2000, operating expenses, excluding intangible amortization, as a percentage of sales were 27.1%, compared to 20.8% for the 26 weeks ended July 4, 1999. The increase in operating expenses, as a percentage of sales, was due primarily to increased costs related to continued implementation of common back-office systems throughout the segment, additional marketing costs to promote the solutions-based practices focus of the segment and staffing costs associated with recruiting, training, and retaining the necessary resources to implement the operating model.

         Intangible amortization as a percentage of revenues was 3.4 % for the 13 weeks ended July 2, 2000 and 2.6% for the 13 weeks ended July 4, 1999. Intangible amortization as a percentage of revenues was 3.5% for the 26 weeks ended July 2, 2000 and 2.7% for the 26 weeks ended July 4, 1999. The change was due primarily to increased goodwill related to payments on acquisition earnouts coupled with the decrease in service revenues.

         Income (Loss) from Operations: For the 13 weeks ended July 2, 2000, operating loss as a percentage of sales was (3.8%), compared to an operating margin of 7.3% for the 13 weeks ended July 4, 1999. Operating loss, as a percentage of sales was (3.0%) for the 26 weeks ended July 2, 2000, compared to an operating margin of 6.1% for the 26 weeks ended July 4, 1999. The decrease in operating results was due primarily to the reduction in gross profit coupled with the increase in operating expenses.

Liquidity and Capital Resources

         For the 26 weeks ended July 2, 2000 net cash provided by operating activities was $6.0 million, compared to $3.3 million for the 26 weeks ended July 4, 1999. The change in operating cash flow was primarily a result of a net increase in cash provided from certain working capital accounts.

         The Company's investing activities for the 26 weeks ended July 2, 2000 used approximately $6.0 million, compared to $22.4 million for the 26 weeks ended July 4, 1999. During the 26 weeks ended July 2, 2000, the Company's investing activities used approximately $1.7 million to purchase property and equipment, approximately $3.1 million for payments on acquisition earnouts, and approximately $1.2 million for equity investment in common stock. By comparison, the Company used approximately $2.9 million to purchase property and equipment, and approximately $19.5 million in acquisition costs and earnouts during the 26 weeks ended July 4, 1999.

         For the 26 weeks ended July 2, 2000, the Company's financing activities used approximately $1.6 million, primarily for payments on the Company's revolving credit facility, compared to cash provided of $14.7 million for the 26 weeks ended July 4, 1999. The unsecured credit facility provides for maximum borrowings of $40 million. The agreement, which provides for both short-term and long-term borrowings, expires in July 2001. Short-term borrowings bear interest at a bank's prime rate (9.50% at July 2, 2000). Long-term borrowings bear interest at LIBOR plus an "applicable margin" (currently 1.6%) dependent on certain financial ratios (average rate of 8.24% at July 2, 2000). As of July 2, 2000, $14.3 million was available for borrowings or additional letters of credit.

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

Forward-looking Statements

         Statements contained in this report, which are not purely historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass the Company's beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "intends," "believes," "anticipates," "likely" and other words of similar meaning also identify forward-looking statements. All forward-looking statements included in this report are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Readers are cautioned that all forward-looking statements involve risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those anticipated in such statements, including but not limited to the Company's ability to attract  and  retain  employees  needed to  implement  the  Company's business plan and meet customer needs, the Company's ability to implement successfully its operating model, the Company's ability to integrate the operations of acquired businesses, the Company's ability to continue successfully to develop the Company's IT practice based technology consulting solutions, economic fluctuations, existing and emerging competition, the outcome of pending or threatened litigation, and changes in demands for the Company's services. Risk factors, cautionary statements and other conditions, including economic, competitive, governmental, and technology factors, which could cause actual results to differ from the Company's current expectations are discussed in the Company's Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

         The Company is exposed to interest rate changes primarily in relation to its revolving credit facility and its senior unsecured notes. At July 2, 2000, the Company's outstanding borrowings on its credit facility were $18.0 million, while outstanding borrowings on the senior notes were $35.0 million. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company borrows against its credit facility at variable interest rates. The Company's senior debt placement bears interest at a fixed interest rate. For fixed rate debt, interest rate changes generally affect the fair value of the debt, but not the earnings or cash flows of the Company. Changes in the fair market value of fixed rate debt generally will not have a significant impact on the Company unless the Company is required to refinance such debt.

         At July 2, 2000, the fair value of the Company's long-term debt is estimated by discounting expected cash flows at a bank's prime rate. At July 2, 2000, the carrying amount of $35.0 million is reflected in the condensed consolidated balance sheets. The estimated fair value of the obligation on the unsecured notes, using a discount rate of 9.5% over the expected maturities of the obligations, is approximately $31.5 million.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits or administrative proceedings. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes to be reasonable and prudent. The principal risks covered by insurance include workers' compensation, personal injury, bodily injury, property damage, errors and omissions, fidelity and crime losses, employer practices liability and general liability.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 17, 2000, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company elected three directors of the Company, R. Thayne Robson, Thomas K. Sansom and Richard J. Tripp, each of whom was elected to serve until the 2003 annual meeting of the Company's shareholders. With respect to the election of directors, there were 10,391,780 votes cast in favor of the election of Mr. Robson, 10,394,815 votes cast in favor of the election of Mr. Sansom and 10,390,815 votes cast in favor of the election of Mr. Tripp.

         In addition to the election of Messrs. Robson, Sansom, and Tripp, Samuel C. Freitag, and JoAnn W. Wagner continue to serve as directors of the Company with terms expiring at the Company's 2001 annual meeting of shareholders, and Stanley R. deWaal and Randolph K. Rolf continue to serve as directors of the Company, with terms expiring at the Company's 2002 annual meeting of shareholders.

         Additionally, the shareholders of the Company approved a proposal to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the year ending December 31, 2000. The number of votes cast in favor of the proposal was 10,485,640, the number of votes opposed was 14,789 and the number of abstentions and broker non-votes was 4,660.

Item 6. Exhibits and Reports on Form 8-K.

a)       Exhibit 27 - Financial Data Schedule, filed herewith.
b) Exhibit 99.1 - Stock purchase agreement by and between BioLynx.Com, Inc. and SOS Staffing Services, Inc., filed herewith.
c) Exhibit 99.2 - Amended and Restated Marketing Representative Agreement by and between BioLynx.Com, Inc. and SOS Staffing Services, Inc., filed herewith.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SOS STAFFING SERVICES, INC.
                                        Registrant

         Dated: August 16, 2000         /s/ JoAnn W. Wagner
                                        -------------------
                                        JoAnn W. Wagner
                                        Chairman, President and
                                        Chief Executive Officer

         Dated: August 16, 2000         /s/ Brad L. Stewart
                                        -------------------
                                        Brad L. Stewart
                                        Executive Vice President and
                                        Chief Financial Officer