Form 10-Q
period 2000-10-01
SOS STAFFING SERVICES INC
filed 2000-11-15
CIK 945437

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-26094

SOS STAFFING SERVICES, INC.
(Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation)	87-0295503 (I.R.S. Employer ID No.)

1415 South Main Street
Salt Lake City, Utah 84115
(Address of principal executive offices)

(801) 484-4400
(Telephone number)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 7, 2000
Common Stock, $0.01 par value	12,691,398

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SOS STAFFING SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 1, 2000	January 2, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,552	$2,577
Accounts receivable, less allowances of $2,711 and $1,606, respectively	54,479	50,070
Current portion of workers' compensation deposit	239	600
Prepaid expenses and other	1,522	973
Deferred income tax asset	4,254	3,666
Income tax receivable	—	676

Total current assets	62,046	58,562

PROPERTY AND EQUIPMENT, at cost
Computer equipment	8,546	6,806
Office equipment	4,800	4,520
Leasehold improvements and other	2,028	1,967

	15,374	13,293
Less accumulated depreciation and amortization	(7,395)	(5,454)

Total property and equipment, net	7,979	7,839

OTHER ASSETS
Workers' compensation deposit, less current portion	106	106
Intangible assets, less accumulated amortization of $14,684 and $10,959, respectively	130,686	131,995
Deposits and other assets	3,338	2,122

Total other assets	134,130	134,223

Total assets	$204,155	$200,624

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,503	$2,521
Accrued payroll costs	9,081	7,213
Current portion of workers' compensation reserve	4,817	4,223
Accrued liabilities	6,061	5,912
Accrued acquisition costs and earnouts	—	310
Borrowings on credit facility	18,000	—
Current portion of notes payable	409	414
Income taxes payable	177	—

Total current liabilities	42,048	20,593

LONG-TERM LIABILITIES
Notes payable, less current portion	35,000	55,273
Workers' compensation reserve, less current portion	1,093	973
Deferred income tax liability	3,715	2,923
Deferred compensation liabilities	923	776

Total long-term liabilities	40,731	59,945

COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY
Common stock	127	127
Additional paid-in capital	91,693	91,693
Retained earnings	29,556	28,266

Total shareholders' equity	121,376	120,086

Total liabilities and shareholders' equity	$204,155	$200,624

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

SOS STAFFING SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2000	October 3, 1999	October 1, 2000	October 3, 1999
SERVICE REVENUES	$96,898	$98,725	$280,464	$275,187
DIRECT COST OF SERVICES	73,550	75,836	215,471	210,151

Gross profit	23,348	22,889	64,993	65,036

OPERATING EXPENSES:
Selling, general and administrative	18,217	16,323	55,114	50,936
Intangible amortization	1,391	1,380	4,257	4,009

Total operating expenses	19,608	17,703	59,371	54,945

INCOME FROM OPERATIONS	3,740	5,186	5,622	10,091

OTHER INCOME (EXPENSE):
Interest expense	(1,077)	(941)	(3,195)	(2,905)
Interest income	48	11	133	88
Other, net	(6)	(90)	(100)	(39)

Total, net	(1,035)	(1,020)	(3,162)	(2,856)

INCOME BEFORE INCOME TAXES	2,705	4,166	2,460	7,235
INCOME TAX PROVISION	(1,215)	(1,627)	(1,170)	(2,750)

NET INCOME	$1,490	$2,539	$1,290	$4,485

NET INCOME PER COMMON SHARE:
Basic	$0.12	$0.20	$0.10	$0.35
Diluted	0.12	0.20	0.10	0.35
WEIGHTED AVERAGE COMMON SHARES:
Basic	12,691	12,691	12,691	12,691
Diluted	12,693	12,693	12,698	12,702

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SOS STAFFING SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	October 1, 2000	October 3, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,290	$4,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,435	5,781
Deferred income taxes	205	67
Loss on disposition of assets	14	9
Changes in operating assets and liabilities:
Accounts receivable, net	(4,410)	(11,886)
Workers' compensation deposit	361	(138)
Prepaid expenses and other	(549)	95
Deposits and other assets	180	112
Accounts payable	982	(269)
Accrued payroll costs	1,889	2,649
Workers' compensation reserve	715	1,527
Accrued liabilities	243	1,942
Income taxes payable/receivable	853	787

Net cash provided by operating activities	8,208	5,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equity investment in common stock	(1,250)	—
Purchases of property and equipment	(2,350)	(3,734)
Payments of acquisition earnouts	(3,354)	(24,971)
Proceeds from sale of property and equipment	—	1,598
Cash paid for acquisitions of businesses	—	(32)

Net cash used in investing activities	$(6,954)	$(27,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	$13,288	$22,000
Payments on credit facility	(15,567)	(4,233)
Proceeds from exercise of employee stock options	—	24

Net cash provided by (used in) financing activities	(2,279)	17,791

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,025)	(4,187)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,577	5,315

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,552	$1,128

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,499	$3,102
Income taxes	113	2,394

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SOS STAFFING SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

    The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A.

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

    The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS for the periods presented (in thousands, except per share amounts):

	Thirteen Weeks Ended October 1, 2000			Thirteen Weeks Ended October 3, 1999
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$1,490	12,691	$0.12	$2,539	12,691	$0.20
Effect of stock options		2			2

Diluted EPS	$1,490	12,693	$0.12	$2,539	12,693	$0.20

	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	Thirty-Nine Weeks Ended October 1, 2000			Thirty-Nine Weeks Ended October 3, 1999
Basic EPS	$1,290	12,691	$0.10	$4,485	12,691	$0.35
Effect of stock options		7			11

Diluted EPS	$1,290	12,698	$0.10	$4,485	12,702	$0.35

    At the end of the 13- and 39-week periods ended October 1, 2000, there were outstanding options to purchase approximately 950,000 and 920,000 shares of common stock, respectively, that were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market price of the common shares. At the end of the 13- and 39-week periods ended October 3, 1999, there were outstanding options to purchase approximately 1,070,000 and 653,000 shares of common stock, respectively, that were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market price of the common shares. For the 13- and 39-week periods ended October 1, 2000, options granted under the Inteliant Stock Option Plan (see Note 8) were not included in the computation of the Company's Diluted EPS because the exercise prices of the options were greater than the average fair market price of Inteliant's common shares.

Note 3. Acquisitions

    Acquisition Costs and Earnouts—During the 13- and 39-week periods ended October 1, 2000, the Company made no material acquisitions. Certain of the Company's acquisitions have contingent earnout components of the purchase price. Earnout amounts are accrued when payments become probable, which also increases the amount of goodwill related to the acquisitions. During the 39-week period ended October 1, 2000, the Company paid acquisition earnouts totaling approximately $3.4 million. As of October 1, 2000, the Company had no accrued acquisition costs and earnouts.

Note 4. Intangible Assets

    Intangible assets consist of the following amounts as of October 1, 2000 and January 2, 2000 (in thousands):

	October 1, 2000	January 2, 2000
Goodwill	$120,480	$117,530
Trademarks and tradenames	20,943	20,943
Non-compete agreements	2,697	2,984
Other intangible assets	1,250	1,497

Total	145,370	142,954
Less:
Accumulated amortization goodwill	(10,019)	(6,998)
Accumulated amortization trademarks and tradenames	(2,017)	(1,494)
Accumulated amortization non-competes	(2,380)	(1,739)
Accumulated amortization other	(268)	(728)

Net intangible assets	$130,686	$131,995

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

    In September 1999, Interliant, Inc. ("Plaintiff") commenced an action in the United States District Court for the Southern District of Texas, Houston Division, against the Company and its wholly owned subsidiary, Inteliant Corporation. The lawsuit alleges, among other things, that the Company's use of the "Inteliant" mark infringes upon Plaintiff's mark, "Interliant." In addition to the federal trademark infringement claim, Plaintiff has alleged unfair competition based on the Company's use of the Inteliant mark, common law infringement and dilution. In the complaint, Plaintiff has made a demand for an unspecified amount of damages, as well as for an injunction prohibiting the Company's use of the Inteliant mark. Based on information from its trademark counsel, the Company believes that it has valid substantive and equitable defenses to the lawsuit, including that the Inteliant mark is phonetically dissimilar to Interliant, the use of the Inteliant mark does not infringe upon Plaintiff's mark, and its use is not confusing or likely to cause confusion. Notwithstanding the Company's belief, the outcome of any litigation, including this action, is not certain. If Plaintiff were to prevail in the action, the Company would be required to stop the use of the Inteliant mark and possibly to pay damages. The Company does not believe that the cost of changing the Inteliant mark or the amount of any damages would have a material adverse impact on the Company's financial condition or results of operations.

    There is no other pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.

Note 6. Credit Facilities and Notes Payable

    The Company has an unsecured revolving credit facility with certain banks that provides for maximum borrowings of $40 million. The credit agreement, which provides for any combination of both Floating Rate Advances and Fixed Rate Advances, expires in July 2001. Floating Rate Advances bear interest at a bank's prime rate, 9.5% at October 1, 2000. Fixed Rate Advances bear interest at LIBOR plus an applicable margin, ranging from 1.0% to 2.0%, based upon certain financial ratios; the current applicable margin is 1.6%. The agreement contains an annual commitment fee of three-eighths of one percent on the unused portion payable quarterly.

    At October 1, 2000, the Company had approximately $18.0 million in Fixed Rate Advances outstanding ($9.0 million at 8.31% and $9.0 million at 8.29%). The Company also had letters of credit of $7.1 million outstanding for purposes of securing its workers' compensation premium obligation. The aggregate amount of such letters of credit reduces the borrowing availability on the line of credit. At October 1, 2000, $14.9 million was available for borrowings or additional letters of credit.

    The Company also has outstanding $35 million of senior unsecured notes consisting of two tranches. The first tranche consists of senior unsecured notes in the aggregate amount of $30 million with a final ten-year maturity in 2008 and an average maturity of seven years at a 6.95% coupon rate. The second tranche consists of senior unsecured notes in the aggregate amount of $5 million with a coupon rate of 6.72% due in a single payment in 2003.

    The Company's unsecured revolving credit facility and its senior unsecured note agreement contain certain restrictive covenants including certain debt ratios, maintenance of a minimum net worth and restrictions on the sale of capital assets. As of October 1, 2000, the Company was in compliance with the covenants.

    In connection with the terms and conditions of an acquisition, the Company also has a promissory note payable with a balance of approximately $0.4 million. The note bears interest at an annual rate of 8%. The principal amount of the note, together with interest, is due and payable in equal quarterly installments through September 2001.

Note 7. Segment Reporting

    Based on the types of services offered to customers, the Company has identified two reportable operating segments: commercial staffing and information technology ("IT"). The commercial staffing segment provides staffing services to companies by furnishing temporary clerical, industrial, light-industrial, technical and professional services as well as permanent placement services. The IT segment provides e-business solutions (including customer relationship management, enterprise resource planning and Internet technology), technology solutions, outsourcing, management consulting and staffing services.

    Information concerning continuing operations by operating segment for the 13- and 39-week periods ended October 1, 2000 and October 3, 1999 is as follows (in thousands):

Segment Service Revenues & Operating Profit

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2000	October 3, 1999	October 1, 2000	October 3, 1999
	(Unaudited)		(Unaudited)
Service Revenues
Commercial	$73,470	$72,697	$212,665	$199,772
IT	23,428	26,037	67,813	78,325
Other	—	(9)	(14)	(2,910)

	$96,898	$98,725	$280,464	$275,187

Income (Loss) from Operations
Commercial	$3,730	$3,816	$9,299	$7,487
IT	825	1,935	(488)	5,134
Other (unallocated)	(815)	(565)	(3,189)	(2,530)

	$3,740	$5,186	$5,622	$10,091

Segment Assets

	October 1, 2000	January 2, 2000
	(Unaudited)
Identifiable Assets
Commercial	$93,278	$98,520
IT	106,278	97,055
Other (unallocated)	4,599	5,049

	$204,155	$200,624

Note 8. Other Matters

    Inteliant 2000 Stock Option Plan—In February 2000, the Company, as the sole shareholder of Inteliant, approved the Inteliant 2000 Stock Option Plan (the "Plan"). The Plan, which is administered by Inteliant's board of directors, allows for the grant of incentive or non-qualified options to purchase a maximum of 10,000,000 shares of Inteliant common stock. The intent of the Company is to use the Plan to attract and retain skilled IT professionals. Inteliant's board of directors establishes the number and type of options to be granted, the vesting schedule of such grants and other conditions of each grant. As of October 1, 2000 the Company had granted approximately 3.2 million options to purchase common shares of Inteliant. For the 13- and 39-week periods ended October 1, 2000, the options granted under the Plan were not included in the computation of the Company's Diluted EPS because the exercise prices of the options were greater than the average fair market price of Inteliant's common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements of the Company and notes thereto appearing elsewhere in this report. The Company's fiscal year consists of a 52- or 53-week period ending on the Sunday closest to December 31.

Business Segments

    The Company's operations are grouped into two identifiable operating segments: commercial staffing and information technology ("IT"). The commercial staffing segment provides staffing services to companies by furnishing temporary clerical, industrial, light-industrial, technical and professional services as well as permanent placement services. The IT segment provides e-business solutions (including customer relationship management, enterprise resource planning and Internet technology), technology solutions, outsourcing, management consulting and staffing services.

Results of Operations

    The following table sets forth, for the periods indicated, the percentage relationship to service revenues of selected income statement items for the Company on a consolidated basis and by operating segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2000	October 3, 1999	October 2, 2000	October 3, 1999
Consolidated
Service revenues	100.0%	100.0%	100.0%	100.0%
Direct cost of services	75.9	76.8	76.8	76.4

Gross profit	24.1	23.2	23.2	23.6

Operating expenses:
Selling, general and administrative expenses	18.8	16.5	19.7	18.5
Intangible amortization	1.4	1.4	1.5	1.5

Total operating expenses	20.2	17.9	21.2	20.0

Income from operations	3.9%	5.3%	2.0%	3.6%

Commercial Staffing Segment
Service revenues	100.0%	100.0%	100.0%	100.0%
Direct cost of services	78.7	78.9	78.8	79.0

Gross profit	21.3	21.1	21.2	21.0

Operating expenses:
Selling, general and administrative expenses	15.4	14.9	15.9	16.3
Intangible amortization	0.8	0.9	0.9	0.9

Total operating expenses	16.2	15.8	16.8	17.2

Income from operations	5.1%	5.3%	4.4%	3.8%

IT Segment
Service revenues	100.0%	100.0%	100.0%	100.0%
Direct cost of services	67.0	70.0	70.5	70.3

Gross profit	33.0	30.0	29.5	29.7

Operating expenses:
Selling, general and administrative expenses	26.1	19.7	26.8	20.4
Intangible amortization	3.3	2.9	3.4	2.8

Total operating expenses	29.4	22.6	30.2	23.2

Income (loss) from operations	3.6%	7.4%	(0.7%)	6.5%

Consolidated

    Service Revenues:  Substantially all of the Company's service revenues are generated from the time worked by the Company's consulting and temporary staffing employees on customer engagements and from permanent placement of personnel with customers. Service revenues for the 13-week period ended October 1, 2000 decreased $1.8 million, or 1.8%, to $96.9 million, compared to service revenues of $98.7 million for the 13-week period ended October 3, 1999. The decrease was due primarily to a $2.3 million decrease in service revenues from comparable offices, primarily related to the Company's IT-segment as discussed below, offset by service revenues from new offices (net of office closures subsequent to the 13-week period ended October 3, 1999) of approximately $0.5 million. Service revenues for the 39-week period ended October 1, 2000 increased approximately $5.3 million, or 1.9%, to $280.5 million, compared to service revenues of $275.2 million for the 39-week period ended October 3, 1999. The increase was due primarily to an increase of $8.4 million from comparable offices offset by a loss of revenues of $3.1 million from offices that have been closed subsequent to the 39-week period ended October 3, 1999 (net of new office openings).

    Gross Profit:  The Company defines gross profit as service revenues less the cost of providing services, which includes wages and permanent placement commissions, employer payroll taxes (FICA, unemployment and other general payroll costs and benefits) and workers' compensation costs related to consultants, temporary staffing employees and permanent placement counselors; costs related to outside consultants and independent contractors utilized by the Company; and other direct costs associated with any consulting engagement.

    Gross profit margin for the 13-week period ended October 1, 2000 and October 3, 1999 was 24.1% and 23.2%, respectively. As discussed below, the increase in gross profit is primarily related to an improvement in the gross profit margin for the Company's IT segment for the corresponding period. For the 39-week periods ended October 1, 2000 and October 3, 1999, gross profit margin was 23.2% and 23.6%, respectively. The margin decline from the comparable period of the prior year was primarily a result of increased costs associated with retaining existing personnel to implement the practice-based solutions focus of the IT group.

    Operating Expenses:  Operating expenses include, among other things, staff compensation and other payroll related costs including taxes and benefits, rent, recruitment and retention of consultants and temporary staffing employees, costs associated with opening new offices, depreciation, intangible amortization and advertising.

    Total operating expenses, as a percentage of revenues, for the 13-week period ended October 1, 2000 were 20.2%, compared to 17.9% for the 13-week period ended October 3, 1999. For the 39-week period ended October 1, 2000, operating expenses were 21.2%, compared to 20.0% for the 39-week period ended October 3, 1999. The change was due primarily to increased costs associated with recruiting, training, and retaining the necessary resources to implement the practice-based solutions focus of the IT-segment, coupled with increased intangible amortization expense from earnouts paid on acquisitions.

    Income from Operations:  Operating margin, as a percentage of revenues, was 3.9% and 2.0% for the 13 and 39-week period ended October 1, 2000, respectively, compared to 5.3% and 3.6% for the 13 and 39-week period ended October 3, 1999. The decrease in operating margin was due primarily to the increase in operating expenses related to the Company's IT segment.

    Income Taxes:  The effective combined federal and state income tax rate was 44.9% for the 13-week period ended October 1, 2000, compared to 39.1% for the 13-week period ended October 3, 1999. During the 39-week period ended October 1, 2000, the effective combined federal and state income tax rate was 47.6%, compared to 38.0% for the 39-week period ended October 3, 1999. The increase in the effective tax rate was due primarily to the increase in the non-deductible portion of intangible amortization and other permanent differences as a percentage of income.

Commercial Staffing Segment

    Service Revenues:  Service revenues generated from temporary assignments are recognized as income at the time service is provided and service revenues generated from permanent placement services are recognized at the time the candidate begins working for the customer. Service revenues for the commercial staffing segment increased by $0.8 million, or 1.1%, to $73.5 million for the 13-week period ended October 1, 2000, compared to $72.7 million for the 13-week period ended October 3, 1999. Approximately $1.2 million of the increase was contributed by new offices (net of office closures), while service revenues of comparable offices decreased slightly by approximately $0.4 million. For the 39-week period ended October 1, 2000, service revenues for the commercial staffing segment increased by $12.9 million, or 6.5%, to $212.7 million, compared to $199.8 million for the 39-week period ended October 3, 1999. Of the $12.9 million increase, $9.6 million was from internal growth in comparable offices, while an additional $3.3 million was contributed by new offices (net of office closures).

    Gross Profit:  Gross profit margin was 21.3% for the 13-week period ended October 1, 2000, compared to 21.1% for the 13-week period ended October 3, 1999. For the 39-week period ended October 1, 2000, gross profit margin was 21.2%, compared to 21.0% for the 39-week period ended October 3, 1999.

    Operating Expenses:  Operating expenses, excluding intangible amortization, as a percentage of service revenues were 15.4% for the 13-week period ended October 1, 2000, compared to 14.9% for the 13-week period ended October 3, 1999. For the 39-week period ended October 1, 2000, operating expenses, excluding intangible amortization, as a percentage of service revenues were 15.9%, compared to 16.3% for the 39-week period ended October 3, 1999.

    Intangible amortization as a percentage of service revenues was 0.8% and 0.9% for the 13-week periods ended October 1, 2000 and October 3, 1999, respectively. For the 39-week periods ended October 1, 2000 and October 3, 1999, respectively, intangible amortization, as a percentage of service revenues, was 0.9%.

    Income from Operations:  Income from operations, as a percentage of service revenues, for the 13-week period ended October 1, 2000 remained relatively stable at 5.1%, compared to 5.3% for the 13-week period ended October 3, 1999. For the 39-week period ended October 1, 2000, income from operations increased to 4.4%, compared to 3.8% for the 39-week period ended October 3, 1999. The increase was due primarily to maintaining selling, general and administrative expenses and intangible amortization at essentially constant levels.

IT Segment

    Service Revenues:  Service revenues for the 13-week period ended October 1, 2000 were approximately $23.4 million, a decrease of $2.6 million, or 10.0%, from $26.0 million for the 13-week period ended October 3, 1999. Approximately $0.7 million of the decrease was attributable to offices that had been closed subsequent to the 13-week period ended October 3, 1999, while the remaining decrease was primarily attributable to a slower than expected development of the segment's consulting and outsourcing practices. For the 39-week period ended October 1, 2000, service revenues were approximately $67.8 million, a decrease of $10.5 million, or 13.4%, from $78.3 million for the 39-week period ended October 3, 1999. Approximately $6.2 million of the decrease was attributable to offices that had been closed subsequent to the 39-week period ended October 3, 1999, while the remaining decrease was primarily attributable to a reduction in revenues associated with Y2K legacy work and a slower than expected development of the segment's consulting and outsourcing practices.

    Gross Profit:  Gross profit margin for the 13-week period ended October 1, 2000 was 33.0%, compared to 30.0% for the 13-week period ended October 3, 1999. The increase is primarily a result of replacing expiring legacy consulting contracts with higher margin agreements in line with implementing the practice-based solutions of the Company. Gross profit margin for the 39-week period ended October 1, 2000 was 29.5%, compared to 29.7% for the 39-week period ended October 3, 1999. The decrease in gross profit was primarily a result of a increased costs realized during the first half of the fiscal year associated with retaining existing personnel to implement the segment's practice-based solutions.

    Operating Expenses:  Operating expenses, excluding intangible amortization, as a percentage of service revenues were 26.1% and 19.7% for the 13-week period ended October 1, 2000 and October 3, 1999, respectively. For the 39-week period ended October 1, 2000, operating expenses, excluding intangible amortization, as a percentage of service revenues were 26.8%, compared to 20.4% for the 39-week period ended October 3, 1999. The increase in operating expenses, as a percentage of service revenues, was due primarily to increased costs related to continued implementation of common back-office systems throughout the segment, additional marketing costs to promote the practice-based solutions focus of the segment and staffing costs associated with recruiting, training, and retaining the necessary personnel to implement the operating model.

    Intangible amortization as a percentage of revenues was 3.3% for the 13-week period ended October 1, 2000 and 2.9% for the 13-week period ended October 3, 1999. Intangible amortization as a percentage of revenues was 3.4% for the 39-week period ended October 1, 2000 and 2.8% for the 39-week period ended October 3, 1999.

    Income (Loss) from Operations:  For the 13-week period ended October 1, 2000, income from operations, as a percentage of sales, was 3.6%, compared to income from operations, as a percentage of service revenues, of 7.4% for the 13-week period ended October 3, 1999. Loss from operations, as a percentage of service reveneus was (0.7%) for the 39-week period ended October 1, 2000, compared to income from operations, as a percentage of sales, of 6.5% for the 39-week period ended October 3, 1999. The decrease in operating margin was due primarily to the reduction in gross profit coupled with the increase in operating expenses.

Liquidity and Capital Resources

    For the 39-week period ended October 1, 2000, net cash provided by operating activities was $8.2 million, compared to $5.2 million for the 39-week period ended October 3, 1999. The change in operating cash flow was primarily a result of a net increase in cash provided from certain working capital accounts.

    The Company's investing activities for the 39-week period ended October 1, 2000, used approximately $7.0 million, compared to $27.1 million for the 39-week period ended October 3, 1999. During the 39-week period ended October 1, 2000, the Company's investing activities used approximately $2.4 million to purchase property and equipment, approximately $3.4 million for payments on acquisition earnouts, and approximately $1.2 million for an equity investment in common stock. By comparison, the Company used approximately $3.7 million to purchase property and equipment, and approximately $25.0 million in acquisition costs and earnouts during the 39-week period ended October 3, 1999.

    For the 39-week period ended October 1, 2000, the Company's financing activities used approximately $2.3 million, primarily for payments on the Company's revolving credit facility, compared to cash provided of $17.8 million for the 39-week period ended October 3, 1999. The unsecured credit facility provides for maximum borrowings of $40 million. The agreement, which provides for both short-term and long-term borrowings, expires in July 2001, management intends to renew the credit facility when it expires. Short-term borrowings bear interest at a bank's prime rate (9.50% at October 1,

2000). Long-term borrowings bear interest at LIBOR plus an "applicable margin" (currently 1.6%) dependent on certain financial ratios (average rate of 8.24% at October 1, 2000). As of October 1, 2000, $14.9 million was available for borrowings or additional letters of credit.

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

Forward-looking Statements

    Statements contained in this report, which are not purely historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass the Company's beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "intends," "believes," "anticipates," "likely" and other words of similar meaning also identify forward-looking statements. All forward-looking statements included in this report are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Readers are cautioned that all forward-looking statements involve risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those anticipated in such statements, including but not limited to the Company's ability to attract and retain employees needed to implement the Company's business plan and meet customer needs, the Company's ability to implement successfully its operating model, the Company's ability to integrate the operations of acquired businesses, the Company's ability to continue successfully to develop the Company's IT practice based technology consulting solutions, economic fluctuations, existing and emerging competition, the outcome of pending or threatened litigation, and changes in demands for the Company's services. Risk factors, cautionary statements and other conditions, including economic, competitive, governmental and technology factors, which could cause actual results to differ from the Company's current expectations are discussed in the Company's Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

    The Company is exposed to interest rate changes primarily in relation to its revolving credit facility and its senior unsecured notes. At October 1, 2000, the Company's outstanding borrowings on its credit facility were $18.0 million, while outstanding borrowings on the senior notes were $35.0 million. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company borrows against its credit facility at variable interest rates. The Company's senior debt placement bears interest at a fixed interest rate. For fixed rate debt, interest rate changes generally affect the fair value of the debt, but not the earnings or cash flows of the Company. Changes in the fair market value of fixed rate debt generally will not have a significant impact on the Company unless the Company is required to refinance such debt.

    At October 1, 2000, the fair value of the Company's long-term debt is estimated by discounting expected cash flows at a bank's prime rate. At October 1, 2000, the carrying amount of $35.0 million is reflected in the condensed consolidated balance sheets. The estimated fair value of the obligation on the unsecured notes, using a discount rate of 9.5% over the expected maturities of the obligations, is approximately $31.7 million.

    The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, principally debt obligations. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates (in thousands, except weighted-average interest rates).

	2000	2001	2002	2003	Thereafter	Total
Fixed Rate
Long-term debt	$135	$273	$4,286	$9,286	$21,429	$35,409
Interest rate	6.93%	6.92%	6.92%	6.91%	6.95%
Variable Rate
Credit facility		$18,000				$18,000
Interest rate		8.32%

PART II—OTHER INFORMATION

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

    In September 1999, Interliant, Inc. ("Plaintiff") commenced an action in the United States District Court for the Southern District of Texas, Houston Division, against the Company and its wholly owned subsidiary, Inteliant Corporation. The lawsuit alleges, among other things, that the Company's use of the "Inteliant" mark infringes upon Plaintiff's mark, "Interliant." In addition to the federal trademark infringement claim, Plaintiff has alleged unfair competition based on the Company's use of the Inteliant mark, common law infringement and dilution. In the complaint, Plaintiff has made a demand for an unspecified amount of damages, as well as for an injunction prohibiting the Company's use of the Inteliant mark. Based on information from its trademark counsel, the Company believes that it has valid substantive and equitable defenses to the lawsuit, including that the Inteliant mark is phonetically dissimilar to Interliant, the use of the Inteliant mark does not infringe upon Plaintiff's mark, and its use is not confusing or likely to cause confusion. Notwithstanding the Company's belief, the outcome of any litigation, including this action, is not certain. If Plaintiff were to prevail in the action, the Company would be required to stop the use of the Inteliant mark and possibly to pay damages. The Company does not believe that the cost of changing the mark or the amount of any damages would have a material adverse impact on the Company's financial condition or results of operations.

    There is no other pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders during the 13-week period ended October 1, 2000.

Item 6. Exhibits and Reports on Form 8-K

  a)
  Exhibit 27—Financial Data Schedule, filed herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOS STAFFING SERVICES, INC. Registrant
Dated: November 10, 2000	/s/ JOANN W. WAGNER JoAnn W. Wagner Chairman, President and Chief Executive Officer
Dated: November 10, 2000	/s/ KEVIN HARDY Kevin Hardy Senior Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K