Form 10-K
period 2000-12-31
SOS STAFFING SERVICES INC
filed 2001-04-02
CIK 945437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, on March 5, 2001, based upon the closing sales price of the Common Stock of $1.25 per share on that date as reported on the NASDAQ/NNM Stock Market, was approximately $7,574,877. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2001, the Registrant had outstanding 12,691,398 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders to be held May 18, 2001 are incorporated by reference in Part III of this Report.

                                     PART I

     This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. The reader is cautioned that the actual results of SOS Staffing Services, Inc. may differ (and may differ materially) from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Factors That May Affect Future Results" and elsewhere in this Report generally.

ITEM 1. BUSINESS

Development of Business

     SOS Staffing Services, Inc. ("SOS" or the "Company") is a leading provider of staffing services in the western United States. As of December 31, 2000, SOS operated a network of 135 offices located in 17 states. The Company provides a broad range of commercial and information technology ("IT") staffing services. Commercial staffing services include light industrial, clerical, industrial, technical, specialty and other professional services. IT staffing services consist primarily of computer programming, system design, analysis and administration, network and systems management and software and documentation development.

     The Company's commercial staffing offices are supported by centralized administrative functions at corporate headquarters that include marketing, human resources and training, workers' compensation, insurance services, accounts payable, purchasing, credit, legal and other administrative support services. Generally, each staffing office has access to the Company's central management information system and its proprietary software that provides information on customer requirements, available applicants, staffing employees on assignment and other information which facilitates efficient response to customer job orders.

     The Company has consolidated its IT staffing operations into Inteliant Corporation ("Inteliant"), a wholly owned subsidiary of the Company, and has developed a support system tailored to the specific needs of IT customers. Inteliant has responsibility for accounting (including accounts payable, accounts receivable and purchasing), marketing, human resources and training. Other functions such as workers' compensation and other insurance services and legal review have been centralized at the Company's corporate headquarters.

Discontinued Operations

     On December 29, 2000, pursuant to an Asset Purchase Agreement (the "Purchase Agreement") dated as of the same date by and between Inteliant, the Company and Herrick Douglass, Inc. ("HD"), Inteliant sold to HD its consulting division for a sales price of $1.0 million cash at closing, and contingent payments totaling up to $3.5 million during the four years following the closing date based on the gross margin of the newly combined businesses of HD. The consulting division sold to HD consisted of a full suite of IT consulting, e-business and telecommunication services, which were marketed to Fortune 1000, mid-tier and early stage companies. Pursuant to the Purchase Agreement,
Inteliant retained approximately $9.0 million in accounts receivable attributable to the consulting division. Additionally, the Company agreed to extend a one year subordinated loan to HD of up to a maximum of $3.5 million to meet the operating needs of the combined businesses, $1.0 million of which was extended to HD at closing. The Company recognized a loss of approximately $28.0 million, net of a tax benefit of approximately $11.2 million, on disposition of assets related to the sale.

     In connection with the transaction, the Company entered into an Amendment to Note Purchase Agreement (the "Amendment") to amend the Note Purchase Agreement (the "Note Purchase Agreement") dated September 1, 1998 by and among SOS and certain lenders (the "Lenders"), pursuant to which the Lenders consented to the transaction. Under the Amendment, SOS and the Lenders agreed to a reduction of the minimum Consolidated Net Worth (as defined in the Note Purchase Agreement) requirement of SOS. As consideration for the Amendment, SOS agreed to pay the Lenders 50% of: (i) the proceeds of the accounts receivable retained in the transaction, (ii) the contingent payments as provided in the Purchase Agreement (the "Contingent Payments") and (iii) estimated tax refunds of approximately $8.0 million (the "Tax Refund"), of which approximately $6.9 million has been received from the IRS as of March 29, 2001. Under the Amendment, such prepayments are to be applied to reduce the principal amount of the last required payments under the Note Purchase Agreement.

     Also in connection with the transaction, on December 29, 2000 SOS entered into a Second Amendment to Amended and Restated Credit Agreement (the "Second Amendment") with certain lenders (the "Lenders") under its Amended and Restated Credit Agreement dated as of July 27, 1998 (the "Credit Agreement"). Pursuant to the Second Amendment, the Lenders consented to the transaction and agreed to amend certain financial covenants in the Credit Agreement to permit SOS to consummate the transaction without violating any such covenants. The modified covenants included a decrease in the amount of Net Worth (as defined in the Credit Agreement) required of SOS and its consolidated subsidiaries. In addition, SOS agreed to distribute to the Lenders the remaining 50% of the proceeds of the accounts receivable retained in the transaction, the Contingent Payments and the Tax Refund. The Second Amendment also provided for a reduction in the aggregate commitment (as defined in the Credit Agreement) from $40 million to $30 million.

Continuing Operations

     Segment Financial Information

     The Company's continuing operations are grouped into two identifiable operating segments: commercial staffing and IT staffing. The commercial staffing segment provides supplemental staffing to companies by furnishing temporary clerical, light-industrial, industrial, technical and professional services. The IT segment primarily provides temporary and contract-to-hire staffing services, including computer programming, system design, analysis and administration, network and systems management and software and documentation development. IT staffing services are similar in many respects to commercial staffing services; however, IT services generally require increased specialization and technical skills, carry significantly higher hourly bill and pay rates and involve substantially longer job assignments.

     Financial information concerning the Company's segments is included in Item 8 in Part II of this report.

Description of Business by Segment

     Commercial Staffing Segment

     Principal services and markets: Historically, the Company's commercial staffing segment customers have consisted primarily of small to mid-sized companies. Sales to these businesses are developed either locally or regionally. Generally, the commercial staffing segment provides clerical, light industrial and industrial services through SOS Staffing Services, Skill Staff, Industrial Specialists, TOPS Staffing and Century Personnel offices. The commercial staffing segment also offers other specialized services provided by offices such as SOS Technical Services (engineers, designers, drafters, illustrators, artists, writers and other technical personnel), AccountStaff (accountants, bookkeepers, auditors, data entry personnel and financial analysts), Devon &
Devon and Truex (administrative staffing and permanent placement) and CGS Personnel (mining and mineral exploration engineers, geologists and hydrologists).

     The Company's commercial staffing services also include services such as payrolling, outsourcing, on-site and other professional services:

o Payrolling typically involves the transfer of a customer's short-term seasonal or special use employees to the Company's payroll for a designated period.

o Outsourcing represents a growing trend among businesses to contract with third parties to provide a particular function or business department for an agreed price over a designated period.

o On-site services involve locating a regular SOS employee at the customer's place of business to manage the customer's entire temporary staffing requirements.

o Other professional services offer SOS customers skills testing, drug testing and risk management services:

     o Skills testing available to SOS customers include cognitive, personality and psychological evaluations.

     o Drug testing includes comprehensive testing, with results processed through an independent certified laboratory.

     o Risk management services include on-site safety inspection and consulting services.

     The Company also provides, on a limited basis, professional employer organization services (employee leasing) through ServCom Staff Management, Inc., a wholly owned subsidiary.

     In the commercial staffing segment, the Company has focused on initially opening hub offices in key metropolitan areas followed by establishing offices in surrounding markets. This decentralized office management strategy locates multiple offices in close proximity to customers and temporary staffing employees. The Company believes this strategy has allowed it to rapidly gain market share with low entry costs. Once a hub office has been established, the Company focuses on leveraging hub office resources in order to market and deliver services to surrounding smaller markets and to cross-sell other specialty staffing services. In these markets, the Company frequently has achieved significant penetration and often has become the dominant provider of staffing services.

     Additionally, the Company targets large multi-state companies through its national marketing team. The contacts for these national accounts are centralized at the Company's headquarters in Salt Lake City, Utah. The accounts are serviced by local offices in markets in which the Company has an established presence and subcontractors where the Company has not established an office.

     The Company provides commercial staffing services through a network of 125 offices located in 15 states. The Company currently operates at least one office in every market in the mountain states (Arizona, Colorado, Idaho, Montana, New Mexico, Nevada, Utah and Wyoming) with a population base in excess of 100,000 people. In larger markets, the Company generally provides light industrial and clerical personnel through SOS Staffing Services offices, while service-specific offices provide specialty services. In smaller markets, SOS offices offer a broader variety of commercial staffing services including, specialty services. The Company also has commercial staffing offices in California, Hawaii, Kansas, Missouri, Oregon, Texas and Washington.

     Management believes the Company has substantial opportunities to expand its office network and the range of services it offers to its customers. The Company intends, for the foreseeable future, to concentrate on strengthening its office network by capitalizing on its present infrastructure and leveraging existing resources to develop internal growth.

     Seasonality: The segment's business follows the seasonal trends of its customers' business. Historically, the segment has experienced lower revenues in the first quarter, with revenues accelerating during the second and third quarters and then starting to slow again during the fourth quarter.

     Trademarks: The Company uses a variety of trademarks and trade names which generally are descriptive of the temporary staffing services offered, including SOS Staffing Services(R), Century Personnel, Centech, Devon & Devon, Skill Staff, AccountStaff, TSI, Industrial Specialists, SOS Technical Services, ServCom, PAMS Employment Services, SOS Collections, CGS Personnel, Mortgage Staffing, TOPS Staffing Services(R) and Truex. The Company has registered or reserved the majority of these names in the appropriate states.

     Customers: Management believes significant opportunities remain to deliver profitable commercial staffing services to small and mid-sized customers. However, as the Company expands its network into larger markets and develops its national sales network, the Company anticipates that it will provide commercial staffing services to larger customers.

     No customer accounted for more than ten percent of the commercial staffing segment's net service revenues during the 2000 fiscal year, and the segment's top ten customers accounted for less than eight percent of the segment's service revenues during the same period.

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

     The Company competes for qualified temporary staffing employees and for customers who require the services of such employees. The principal competitive factors in attracting and retaining qualified staffing employees are competitive salaries and benefits, quality and frequency of assignments and responsiveness to employee needs. The Company believes that many persons who seek temporary employment also are seeking regular employment and that the availability of temporary staffing assignments, which may lead to regular employment, is an important factor in its ability to attract qualified staffing employees.

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

     Information Technology Segment

     Principal services and markets: The Company's IT segment primarily provides temporary and contract-to-hire staffing services, including computer programming, system design, analysis and administration, network and systems management and software and documentation development. Services of the IT segment are marketed to Fortune 1000, mid-tier, early stage companies, government agencies and educational institutions. IT staffing services are similar in many respects to commercial staffing services; however, IT services generally require increased specialization and technical skill, carry significantly higher hourly bill and pay rates and involve substantially longer job assignments.

     The Company provides IT services to companies throughout the U.S. through its network of 10 offices located throughout the western United States and Massachusetts. The Company's IT staffing offices generally serve larger geographic areas than the commercial staffing offices, principally due to the increased specialization associated with IT services. The Company's strategy of integrating and expanding its existing office network will include efforts to position IT offices in strategic locations throughout the United States, rather than the approach of establishing hubs and expanding from locations, which approach is used by the Company to expand its network of commercial staffing offices.

     Seasonality: Because IT projects and assignments are not typically tied to cyclical production schedules or seasonal buying trends, this segment does not experience the level of seasonality associated with the Company's commercial staffing segment.

     Customers: The Company's IT segment pursues customers who are generally larger than many of the Company's commercial staffing customers. The Company focuses on smaller specialty projects at these larger businesses or functions as support in larger projects. The Company believes that it has developed competitive advantages in serving mid-sized and larger businesses by tailoring its operations to meet customer needs, including the establishment of strong customer relationships through local marketing efforts, quality service and community involvement. No customer accounted for more than ten percent of the Company's IT segment's service revenues during the 2000 fiscal year.

     Competition: As with commercial staffing, the Company's IT competitors consist of national, regional and local companies operating offices throughout the nation, making the industry highly competitive and highly fragmented, with limited barriers to entry. The Company faces intense competition from large national and international companies with substantially greater financial and marketing resources than those of the Company, as well as strong local and regional staffing companies. The Company competes for qualified staffing employees and for customers who require the services of such employees. The principal competitive factors in attracting and retaining qualified staffing employees are competitive salaries and benefits, quality and frequency of assignments and responsiveness to employee needs. The principal competitive factors in attracting and retaining qualified consultants are salary, benefits, training and career development.

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

Staff Employees

     At December 31, 2000, the Company had approximately 590 staff employees in its commercial staffing segment and approximately 410 staff employees in its IT segment, of which approximately 330 were billable. Of the 330 billable staff employees, approximately 225 are employed by the Company through the H-1B visa program, whereby foreign workers with unique skill sets can find employment in the U.S. for a period of up to six years. The Company's training department provides general and job specific training to all staff employees, including continuing training with experienced counterparts. None of the Company's staff employees are covered by collective bargaining agreements. The Company considers its relationship with its staff employees to be good.

Sales and Marketing

     SOS generally markets its commercial staffing services through its network of offices whose managers, supported by the Company's marketing staff, make personal sales visits to all accounts as well as to prospects. The Company emphasizes long-term professional relationships with its customers and develops these relationships through regular contact, periodic assessment of customer requirements and consistent monitoring of employee performance. New customers are obtained through customer referrals, telemarketing, cold calls and advertising in a variety of local and regional media, including television, radio, direct mail, yellow pages, newspapers, magazines and trade publications. The Company is also a sponsor of job fairs and other community events. In addition, the Company is increasingly using the Internet to support its marketing efforts; clients can research the Company and order staffing services on-line.

     The Company's IT sales and marketing efforts may include the activities described above, but are generally more focused to address specific IT staffing needs. Many of the Company's existing and prospective IT customers routinely outsource IT functions, such as programming and help desk. The Company's IT staffing personnel seek to identify IT requirements of its customers and promote IT services designed to meet those requirements. In addition to personal sales visits, targeted mailings and telephone solicitations, the Company's IT personnel actively promote the Company's services through cross-selling complementary IT services to existing customers and participating in industry trade associations.

Recruiting

     The Company believes a key element of its growth and profitability has been its ability to recruit and retain qualified staffing personnel. In an effort to attract commercial staffing personnel, the Company employs recruiters who regularly visit schools and professional associations and present career development programs to various organizations. In addition, the Company obtains applicants from referrals by its staffing employees and from advertising on radio, television, in the yellow pages and through other print media. The Company actively utilizes the Internet to recruit professional, IT and technical staffing, and other employees. Each applicant for a commercial staffing position is interviewed with emphasis on past work experience, personal characteristics and individual skills. The Company utilizes the Dictionary of Occupational Titles, published by the U.S. Department of Labor, to evaluate and assign staffing employees. The Company maintains software-training programs at its offices for applicants and employees.

     The Company's IT recruiting efforts rely heavily upon industry contacts, personal networks, referrals from existing and former IT personnel, professional associations and other IT related organizations. The Company follows a rigorous screening and interview process before referring qualified candidates to customers for on-site interviews.

     To promote loyalty and retention among its staffing employees, the Company provides them with certain employee benefits, including access to a Section 401(k) defined contribution plan, cafeteria plan, vacation pay and health insurance programs. In addition, the Company has the ability to issue paychecks to commercial staffing employees on a daily basis for work performed.

Risk Management

     SOS is responsible for all employee-related expenses for its staff and temporary employees, including workers' compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses. The Company has implemented a deductible workers' compensation program through ACE USA, an insurer, with a loss cap of $300,000 per occurrence and an aggregate cap of approximately $10.8 million, adjusted based on actual payroll. Employees in Washington and Wyoming are insured through those states' insurance funds because private insurance is not permitted in those states. The Company employs a full-time professional risk manager and staff who work closely with the insurance carrier to manage claims.

     The Company also has developed workers' compensation loss control programs that seek to limit claims through employee training and avoidance of high-risk job assignments such as underground mining, roofing or logging. Except where prohibited by law, all employees are required to agree in advance to drug testing following any work-related accident and all major accidents are investigated. The Company, in cooperation with its insurer, monitors all claims and regularly reviews the claims with an emphasis on early closure.

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

     The Company has recently upgraded the commercial staffing segment's financial systems and plans to upgrade additional information-processing functions. The new system provides for greater flexibility in back office functions while interfacing with the front office operations at the branch level. All files are backed up routinely and stored off-site. Critical files are backed up on a daily basis. The present system has capacity to service the Company's anticipated growth without significant capital expenditures for the foreseeable future.

     The Company has developed a central management information system for use by the Company's IT offices. All of the Company's 10 IT offices are linked to a central management information system. The Company anticipates that its IT system will be connected to the Company's existing system for certain common functions; however, the IT system is designed to accommodate the different business cycles and processes associated with the IT industry.

Factors that May Affect Future Results

     The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding the Company's acquisition plans and opportunities, existing and proposed service offerings, market opportunities, expectations, goals, revenues, financial performance, strategies and intentions for the future and are indicated by the use of the words "believe", "expect",
"anticipate", "plan" or other similar expressions. Such forward-looking statements are included under Item 1. "Business", Item 2. "Properties", Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statements. It is important to note that such statements may not prove to be accurate, and that the Company's actual results and future events could differ materially from those anticipated in such statements. Many factors could cause actual results to differ materially from the Company's expectations, including, without limitation, the factors identified below.

     The recent decline in the IT sector and the downturn in the broader economic environment have had an impact on the Company's ability to expand its IT related businesses. To the extent the downturn in this segment continues, the Company may experience decreased customer demand for some of its billable staff employees, including its H-1B visa employees, resulting in a deterioration of gross profit margins. Additionally, recent legislation passed in Congress allows individuals previously issued an H-1B visa to accept new employment upon the filing of a separate request by a different employer, subject to the final approval of the request. This allows for increased portability of employees with H-1B status between employers. The impact of this new legislation potentially could increase both the cost of H-1B labor and visa applications, as employees who move to other employment are replaced with greater frequency. Although the Company already has seen a decrease in demand for H-1B labor due to the downturn in the IT sector, the Company may experience additional adverse impact from this legislation when the IT sector begins to rebound. Because service revenues generated from H1-B related business in fiscal 2000 were approximately 71% of the IT segment's total revenues from continuing operations, a significant decrease in demand for H1-B labor could have a material adverse impact on the Company's IT segment revenues in the future.

     In addition, the Company's future results may be impacted by, among other factors, the Company's ability to implement its growth strategy, which, in turn, is dependent upon a number of factors, including the availability of working capital to support such growth, failure of the Company to renew its current credit facility, which expires in July 2001, on favorable terms or not at all, plans to integrate and expand the Company's offering of IT services, the Company's ability to integrate the operations of acquired businesses, management's ability and resources to implement the growth strategy, the Company's ability to attract and retain skilled employees needed to implement the Company's business plan and meet customer needs, and the successful hiring, training and retention of qualified field management. Future results also will be affected by other factors associated with the operation of the Company's business, including the Company's response to existing and emerging competition, demand for the Company's services, the Company's ability to maintain profit margins in the face of pricing pressures, the Company's efforts to develop and maintain customer and employee relationships, economic fluctuations, employee-related risks and expenses, and the unanticipated results of pending or future litigation.

     As of December 31, 2000, the Company's consolidated balance sheet reflected approximately $92.0 million of goodwill and other intangible assets, a substantial portion of total assets at such date. The Company's intangible assets may increase in future periods if additional acquisitions are consummated. Amortization of these additional intangibles would, in turn, have a negative impact on earnings. In addition, the Company continuously evaluates whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of intangible assets, which could harm operating results during the periods in which such a reduction is recognized. The Company may be required to write down intangible assets in future periods.

     All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report, as well as by other factors identified from time to time in the Company's periodic reports to the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

     As of December 31, 2000, the Company provided services through 135 offices in 17 states. These offices typically consist of 1,000 to 5,000 square feet and are generally leased by the Company for terms of three to five years. Offices in larger or smaller markets may vary in size from the typical office. The Company does not expect that maintaining or finding suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion will be difficult.

     The Company's executive and administrative offices are located in Salt Lake City, Utah. The premises consist of approximately 15,600 square feet and are leased from the adult children of certain significant shareholders of the Company for a term ending on March 31, 2005, with an option to renew for 10 additional years. The Company believes that the terms of the lease are at least as favorable as could be obtained from any unrelated third party.

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

     In September 1999, Interliant, Inc. filed a complaint against the Company and Inteliant, alleging that Inteliant's name and trademark infringed Interliant's trademark rights. Effective January 1, 2001, the parties entered into a settlement agreement whereby (1) Interliant dismissed the lawsuit, (2) Inteliant may continue to use the Inteliant tradename and trademark without challenge, and (3) each side is to bear its own attorney's fees and costs incurred in connection with the lawsuit. The Company believes that the provisions of the settlement agreement are not likely to have a material impact on the operations or financial results of the Company.

     There is no other pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the 52 weeks ended December 31, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Stock Listing

     The Company's common stock, par value $0.01 per share (the "Common Stock), is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: "SOSS". The stock table abbreviation is "SOS Stffg".

     As of March 5, 2001, the Company had 67 stockholders of record. Based upon shareholder mailings, the Company believes that there are in excess of 4,000 shareholders of beneficial interest.

     The following table sets forth the high and low bid prices of the Common Stock for the periods indicated:

                                                                           High         Low
     1998
         First Quarter---------------------------------------------     26    3/8     17    1/4
         Second Quarter--------------------------------------------     27            17    1/8
         Third Quarter---------------------------------------------     21    5/8     12
         Fourth Quarter--------------------------------------------     14    1/2      6    1/2

     1999
         First Quarter---------------------------------------------     10  15/16      7
         Second Quarter--------------------------------------------      8    1/8      5
         Third Quarter---------------------------------------------      6  15/16      5
         Fourth Quarter--------------------------------------------      7             3    3/4

     2000
         First Quarter---------------------------------------------      5  11/16      4
         Second Quarter--------------------------------------------      4    3/4      2    5/8
         Third Quarter---------------------------------------------      3   3/16      2
         Fourth Quarter--------------------------------------------      3    5/8      1

     On March 5, 2001, the closing price of the Company's Common Stock, as reported on the Nasdaq National Market, was 1 1/4.

     The Company has never paid any dividends. The Company currently intends to retain future earnings for its operations and expansion of its business and does not anticipate paying any cash dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company derived from the Company's consolidated financial statements. The selected financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the related notes thereto, included elsewhere in this report.

                                                                  Fiscal Year (52/53 Weeks) Ended
                                           --------------- -------------- --------------- --------------- ---------------
                                                2000          1999(1)        1998(1)         1997(1)         1996(1)
                                           --------------- -------------- --------------- --------------- ---------------
Statement of Operations Data:                                  (in thousands, except per share data)
Service revenues                             $  334,391     $  322,130      $  295,448      $   194,155    $   135,329
Gross profit                                     74,664         72,353          63,945           40,843         27,166
Income from operations                            6,593          9,962          12,513           10,484          6,491
Income from continuing operations                 1,196          4,015           7,331            6,557          3,906
(Loss) income from discontinued
   operations, net of tax                       (30,397)         1,336           2,527              969            123
Net (loss) income                               (29,201)         5,351           9,858            7,526          4,029

Income from continuing operations per
   common share
    Basic                                    $     0.09     $     0.32      $     0.58      $      0.68    $      0.58
    Diluted                                        0.09           0.32            0.57             0.67           0.57

Net (loss) income per common share
    Basic                                    $    (2.30)    $     0.42      $     0.78      $      0.78    $      0.59
    Diluted                                       (2.30)          0.42            0.77             0.77           0.59

Weighted average common shares
    Basic                                        12,691         12,691          12,675            9,654          6,780
    Diluted                                      12,692         12,699          12,810            9,780          6,838

Balance Sheet Data:
Working capital                              $   20,012     $   37,969      $   26,989      $    42,791    $    17,012
Total assets                                    161,388        200,624         182,909          118,290         47,293
Total debt                                       44,273         55,687          39,925             --             --
Shareholders' equity                             90,885        120,086         114,606          104,336         36,834

(1) In fiscal 2000, the Company sold the consulting division of its Inteliant subsidiary. The statement of operations data for this division is reflected as discontinued operations for all years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the consolidated financial statements of SOS Staffing Services, Inc. and notes thereto appearing elsewhere in this report. The Company's fiscal year consists of a 52- or 53-week period ending on the Sunday closest to December 31.

     General: The Company provides a full range of commercial and information technology staffing services through a network of 135 offices located in 17 states. Generally, the Company has entered key metropolitan areas by initially acquiring or opening a central or "hub" office, and subsequently developing additional offices in smaller surrounding markets. As offices reach certain thresholds, the Company often divides them into one or more additional offices resulting in greater efficiency, profitability and market penetration.

     Discontinued Operations: On December 29, 2000, pursuant to an Asset Purchase Agreement (the "Purchase Agreement") dated as of the same date by and between Inteliant, the Company and Herrick Douglass, Inc. ("HD"), Inteliant sold to HD its consulting division for a sales price of $1.0 million cash at closing, and contingent payments totaling up to $3.5 million during the four years following the closing date based on the gross margin of the newly combined businesses of HD. The consulting division sold to HD consisted of a full suite of IT consulting, e-business and telecommunication services, which were marketed to Fortune 1000, mid-tier, early stage companies, government agencies and educational institutions, and the related tangible and intangible assets.
Pursuant to the Purchase Agreement, Inteliant retained approximately $9.0 million in accounts receivable attributable to the consulting division. Additionally, the Company agreed to extend a one year subordinated loan to HD of up to a maximum of $3.5 million to meet the operating needs of the combined businesses, $1.0 million of which was extended to HD at closing. The Company recognized a loss of approximately $28.0 million, net of a tax benefit of approximately $11.2 million, on disposition of assets related to the sale. The loss consisted primarily of the elimination of net assets of approximately $37.8 million offset by net proceeds of $1.0 million cash. Additional expenses of approximately $2.4 million, including change of control bonuses, legal and professional fees and other transaction related charges, were incurred as part of the transaction.

     In connection with the transaction, SOS entered into an Amendment to Note Purchase Agreement (the "Amendment"), to amend the Note Purchase Agreement (the "Note Purchase Agreement") dated September 1, 1998 by and among SOS and certain lenders (the "Lenders"), pursuant to which the Lenders consented to the transaction. Under the Amendment, SOS agreed to amend the Note Purchase Agreement to reduce the minimum Consolidated Net Worth (as defined in the Note Purchase Agreement) requirement of SOS. As consideration for the Amendment, SOS agreed to pay the Lenders 50% of: (i) the proceeds of the accounts receivable retained in the transaction, (ii) the contingent payments as provided in the Purchase Agreement (the "Contingent Payments") and (iii) estimated tax refunds of approximately $8.0 million (the "Tax Refund"), of which approximately $6.9 million has been received from the IRS as of March 29, 2001. Under the Amendment, such prepayments are to be applied to reduce the principal amount of the last required payments under the Note Purchase Agreement.

     Also in connection with the transaction, on December 29, 2000 SOS entered into a Second Amendment to Amended and Restated Credit Agreement (the "Second Amendment") with certain lenders (the "Lenders") under its Amended and Restated Credit Agreement dated as of July 27, 1998 (the "Credit Agreement"). Pursuant to the Second Amendment, the Lenders consented to the transaction and agreed to amend certain financial covenants in the Credit Agreement to permit SOS to consummate the transaction without violating any such covenant. The modified covenants included a decrease in the amount of Net Worth (as defined in the Credit Agreement) required of SOS and its consolidated subsidiaries. In addition, SOS agreed to distribute to the Lenders the remaining 50% of the proceeds of the accounts receivable retained in the transaction, the Contingent Payments and the Tax Refund. The Second Amendment also provided for a reduction in the Aggregate Commitment (as defined in the Credit Agreement) to $30 million.

     The sales price and all negotiations relating to the transaction were on an arm's length basis.

Business  Segments:  The Company's  continuing  operations  are grouped into two identifiable operating segments: commercial staffing and IT staffing. The commercial staffing segment provides supplemental staffing to companies by furnishing temporary clerical, light-industrial, industrial, technical and professional services. The IT segment primarily provides temporary and contract-to-hire staffing services, including computer programming, system design, analysis and administration, network and systems management and software and documentation development. IT staffing services are similar in many respects to commercial staffing services; however, IT services generally require increased specialization and technical skills, carry significantly higher hourly bill and pay rates and involve substantially longer job assignments.

Results  of  Operations:  The  following  table  sets  forth,  for  the  periods indicated, the percentage relationship to service revenues of selected continuing operations items for the Company on a consolidated basis and by operating segment:

                                                                        Fiscal Year (52/53 Weeks) Ended
                                                                 ----------------------------------------------
Consolidated                                                          2000             1999           1998
                                                                 ---------------- --------------- -------------
   Service revenues                                                     100.0%            100.0%       100.0%
   Direct cost of services                                               77.7              77.5         78.4
                                                                 ---------------- --------------- -------------
   Gross profit                                                          22.3              22.5         21.6
                                                                 ---------------- --------------- -------------
   Operating expenses:
     Selling, general and administrative expenses                        18.2              18.1         16.0
     Intangibles amortization                                             1.3               1.2          0.9
     Loss on impairment of goodwill and intangibles                       0.9              --           --
     Organization realignments                                           --                --            0.5
                                                                 ---------------- --------------- -------------
       Total operating expenses                                          20.4              19.3         17.4
                                                                 ---------------- --------------- -------------
   Income from operations                                                 1.9%              3.2%         4.2%
                                                                 ================ =============== =============


Commercial Staffing Segment
   Service revenues                                                     100.0%            100.0%       100.0%
   Direct cost of services                                               79.1              79.0         79.4
                                                                 ---------------- --------------- -------------
   Gross profit                                                          20.9              21.0         20.6
                                                                 ---------------- --------------- -------------
   Operating expenses:
     Selling, general and administrative expenses                        16.0              16.1         15.1
     Intangibles amortization                                             1.0               1.0          0.7
     Loss on impairment of goodwill and intangibles                       1.0              --           --
                                                                 ---------------- --------------- -------------
       Total operating expenses                                          18.0              17.1         15.8
                                                                 ---------------- --------------- -------------
   Income from operations                                                 2.9%              3.9%         4.8%
                                                                 ================ =============== =============

IT Segment
   Service revenues                                                     100.0%            100.0%       100.0%
   Direct cost of services                                               70.0              70.2         72.7
                                                                 ---------------- --------------- -------------
   Gross profit                                                          30.0              29.8         27.3
                                                                 ---------------- --------------- -------------
   Operating expenses:
     Selling, general and administrative expenses                        22.7              22.5         15.0
     Intangibles amortization                                             3.2               2.9          2.1
     Organization realignments                                           --                --            1.9
                                                                 ---------------- --------------- -------------
       Total operating expenses                                          25.9              25.4         19.0
                                                                 ---------------- --------------- -------------
   Income from operations                                                 4.1%              4.4%         8.3%
                                                                 ================ =============== =============

Fiscal 2000 Compared to Fiscal 1999 (from continuing operations)

Consolidated

Service Revenues: Service revenues for the 52-week period ended December 31, 2000 were $334.4 million, an increase of $12.3 million, or 3.8%, compared to service revenues of $322.1 million for the 52-week period ended January 2, 2000. The $12.3 million increase was due primarily to an increase of $14.3 million from comparable offices, offset by a loss of revenues of $2.0 million from offices that were closed (net of new office openings).

Gross Profit: Gross profit for the 52 weeks ended December 31, 2000 was $74.7 million, compared to $72.4 million for the 52 weeks ended January 2, 2000, an increase of $2.3 million, or 3.2%. Gross profit margin was 22.3%, compared to 22.5% for the comparable period of the prior year. The slight margin decline from the comparable period of the prior year was primarily a result of a reduction in higher margin permanent placement business in the commercial staffing segment.

Operating Expenses: Total operating expenses, as a percentage of revenues, increased to 20.4% for the 52 weeks ended December 31, 2000 from 19.3% for the 52 weeks ended January 2, 2000. As discussed below in Commercial Staffing Segment, the change was due primarily to a write-off of impaired goodwill and intangible assets of approximately $3.1 million.

Income from Operations: Income from operations decreased approximately $3.4 million, or 34.0%, to $6.6 million for the 52 weeks ended December 31, 2000 from $10.0 million for the 52 weeks ended January 2, 2000. Operating margin was 1.9% for the fiscal year ended December 31, 2000, compared to 3.2% for the fiscal year ended January 2, 2000. The decrease in operating margin was due primarily to the increase in operating expenses, specifically the write-off of intangibles.

Income Taxes: The effective combined federal and state income tax rate on income from continuing operations was 42.6% for the 52 weeks ended December 31, 2000, compared to 32.9% for the 52 weeks ended January 2, 2000. The increase in the effective tax rate was due primarily to an increase in non-deductible amortization relating to certain acquisitions.

Commercial Staffing Segment

Service Revenues: Substantially all of the service revenues of the commercial staffing segment are based on the time worked by its temporary staffing employees on customer assignments and from permanent placement of personnel with customers. Service revenues generated from temporary assignments are recognized as income at the time service is provided, while service revenues generated from permanent placement services are recognized at the time the customer agrees to hire a candidate supplied by the Company. Service revenues for the commercial staffing segment increased by $8.9 million, or 3.3%, to $282.5 million for the 52 weeks ended December 31, 2000, compared to $273.6 million for the 52 weeks ended January 2, 2000. Of the increase, approximately $5.6 million was attributable to revenues from new offices (offset by office closures), while an additional $3.3 million was attributable to increased revenues from comparable offices.

Gross Profit: The Company defines gross profit as service revenues less the cost of providing services, which includes wages and permanent placement commissions, employer payroll taxes (FICA, unemployment and other general payroll taxes), workers' compensation costs related to staffing employees and permanent placement counselors and other temporary payroll benefits. Gross profit margin for the 52-week period ended December 31, 2000 was 20.9%, compared to 21.0% for the 52-week period ended January 2, 2000. The margin decline from the comparable period of the prior year was primarily a result of a reduction in higher margin permanent placement business.

     Operating Expenses: Operating expenses include, among other things, staff employee compensation, rent, recruitment and retention of temporary staffing employees, costs associated with opening new offices, depreciation, intangibles amortization and advertising. Total operating expenses as a percentage of service revenues were 18.0% for the 52-week period ended December 31, 2000 and 17.1% for the 52-week period ended January 2, 2000.

     Operating expenses, excluding intangibles amortization and write-off of intangibles, as a percentage of service revenues for the 52-week period ended December 31, 2000 remained relatively stable at 16.0%, compared to 16.1% for the 52-week period ended January 2, 2000.

     Excluding the write-off of impaired goodwill and intangibles discussed below, intangibles amortization remained constant at $2.5 million for the 52-week periods ended December 31, 2000 and January 2, 2000. Intangibles amortization as a percentage of service revenues was 1.0% for the 52 weeks ended December 31, 2000 and January 2, 2000.

     The Company evaluates, at each balance sheet date, whether events or circumstances have occurred that indicates possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. When such estimate of the future undiscounted cash flows is less than the carrying amount of goodwill, a potential impairment exists. During the 52 weeks ended December 31, 2000, management determined to abandon certain specialty lines of business and concentrate on more core services provided by SOS in those markets. As a result of the change in the operational focus in these markets, the projected cash flows were less than the carrying amount of the associated intangible asset. Therefore, goodwill and other intangibles of approximately $3.1 million relating to those specific acquisitions were determined to be impaired and were written-off

Income from Operations: Income from operations for the 52-week period ended December 31, 2000 was $8.2 million, a decrease of $2.6 million, or 24.1%, from $10.8 million for the 52-week period ended January 2, 2000. Operating margin was 2.9%, compared to 3.9% for the comparable period of the prior year. The decrease in operating margin was due largely to the write-off of intangibles.

IT Segment

Service Revenues: As with the commercial staffing segment, the IT segment service revenues are generally based on the time worked by staffing employees on customer assignments, or when staff is placed on a permanent basis with the customer. Service revenues, including inter-company revenues, increased $0.4 million, or 0.8%, to $52.0 million for the 52-week period ended December 31, 2000 from $51.6 million for the 52-week period ended January 2, 2000. The change was due primarily to an increase in revenues from comparable offices of approximately $8.1 million, offset by a reduction in revenues related to offices closed during fiscal 2000 of approximately $7.7 million.

Gross Profit: The Company defines gross profit as service revenues less the cost of providing services. Such costs include: wages, employer payroll taxes (FICA, unemployment and other general payroll taxes), workers' compensation costs related to staffing employees and other payroll benefits; costs related to independent contractors utilized by the Company; and other direct costs. Gross profit margin for the 52 weeks ended December 31, 2000 remained relatively constant at 30.0%, compared to 29.8% for the 52 weeks ended January 2, 2000.

Operating Expenses: Total operating expenses as a percentage of revenues were 25.9% for the 52-week period ended December 31, 2000 and 25.4% for the 52-week period ended January 2, 2000. Operating expenses, excluding intangibles amortization, as a percentage of service revenues for the 52-week period ended December 31, 2000 were 22.7%, compared to 22.5% for the 52-week period ended January 2, 2000. The increase in operating expenses, as a percentage of service revenues, was due primarily to increased costs related to continued implementation of common back-office systems throughout the segment and staffing costs associated with recruiting, training and retaining the necessary personnel to implement the operating model.

     Intangibles amortization increased to $1.7 million for the 52 weeks ended December 31, 2000 from $1.5 million for the 52 weeks ended January 2, 2000. Intangibles amortization as a percentage of revenues was 3.2% and 2.9% for the comparable period of the prior year. The increase was due primarily to amortization on acquisition earnouts paid and capitalized in fiscal 2000.

Income from Operations: Income from operations for fiscal 2000 was $2.1 million, a decrease of $0.2 million, or 8.7%, from $2.3 million in fiscal 1999. Operating margin for fiscal 2000 was 4.1%, compared to 4.4% in fiscal 1999. The decrease in income from operations was primarily a factor of increased operating expenses.

Fiscal 1999 Compared to Fiscal 1998 (from continuing operations)

Consolidated

Service Revenues: Service revenues for the 52-week period ended January 2, 2000 were $322.1 million, an increase of $26.7 million, or 9.0%, compared to service revenues of $295.4 million for the 53-week period ended January 3, 1999. Of the $26.7 million increase, $20.6 million was attributable to newly acquired businesses, while $6.1 million was from internal growth (including new offices offset by office closures).

Gross Profit: In accordance with industry practice, during the 52 weeks ended January 2, 2000, the Company decided to classify commissions related to permanent placement revenues as a component of direct cost of services rather than as selling, general and administrative expenses. The amount reclassified for the 53-week period ended January 3, 1999 was approximately $1.3 million.

     Gross profit for the 52 weeks ended January 2, 2000 was $72.4 million, compared to $63.9 million for the 53 weeks ended January 3, 1999, an increase of $8.5 million, or 13.3%. Gross profit margin was 22.5%, compared to 21.6% for the comparative period of the prior year. The increase in gross profit margin was due primarily to the increase in higher margin IT related business.

Operating Expenses: Total operating expenses, as a percentage of revenues, increased to 19.3% for the 52 weeks ended January 2, 2000 from 17.4% for the 53 weeks ended January 3, 1999. The change was due primarily to operating expenses of acquired companies, which have higher operating cost structures than the remainder of the Company's operations, increased amortization expense from acquisitions and earnouts and an increase in the Company's credit losses during the year.

Income from Operations: Income from operations decreased approximately $2.5 million, or 20.0%, to $10.0 million for the 52 weeks ended January 2, 2000 from $12.5 million for the 53 weeks ended January 3, 1999. Operating margin was 3.2% for the fiscal year ended January 2, 2000, compared to 4.2% for the fiscal year ended January 3, 1999. The decrease in operating margin was due primarily to the increase in operating expenses.

Income Taxes: The effective combined federal and state income tax rate on income from operations was 32.9% for the 52 weeks ended January 2, 2000, compared to 35.6% for the 53 weeks ended January 3, 1999. The decrease in the effective tax rate was due primarily to an increase in income tax credits earned through specific government-sponsored hiring incentives.

Commercial Staffing Segment

Service Revenues: Substantially all of the service revenues of the commercial staffing segment are based on the time worked by its temporary staffing employees on customer assignments and from permanent placement of personnel with customers. Service revenues generated from temporary assignments are recognized as income at the time service is provided, while service revenues generated from permanent placement services are recognized at the time the customer agrees to hire a candidate supplied by the Company. Service revenues for the commercial staffing segment increased by $20.7 million, or 8.2%, to $273.6 million for the 52 weeks ended January 2, 2000, compared to $252.9 million for the 52 weeks ended January 2, 2000. Of the $20.7 million increase, approximately $2.3 million was contributed by new offices (offset by office closures), $10.2 million was attributable to offices acquired that did not have operations included in the prior year and $8.2 million was attributable to increased revenues from comparable offices.

Gross Profit: The Company defines gross profit as service revenues less the cost of providing services, which includes wages and permanent placement commissions, employer payroll taxes (FICA, unemployment and other general payroll taxes), workers' compensation costs related to staffing employees and permanent placement counselors and other temporary payroll benefits. Gross profit margin for the 52-week period ended January 2, 2000 remained relatively constant at 21.0%, compared to 20.6% for the 53 week period ended January 3, 1999.

Operating Expenses: Operating expenses include, among other things, staff employee compensation, rent, recruitment and retention of temporary staffing employees, costs associated with opening new offices, depreciation, intangibles amortization and advertising. Total operating expenses as a percentage of service revenues were 17.1% for the 52-week period ended January 2, 2000 and 15.8% for the 53-week period ended January 3, 1999.

     Operating expenses, excluding intangibles amortization, as a percentage of service revenues for the 52-week period ended January 2, 2000 were 16.1%, compared to 15.1% for the 53-week period ended January 3, 1999. The increase was attributable primarily to the operations of acquired businesses with higher operating cost structures than the remainder of the Company's operations, an increase in credit losses experienced during the year, and an increase in depreciation, primarily related to implementation of the Company's new financial system software and related systems.

     Intangibles amortization increased 38.9% to $2.5 million for the 52-week period ended January 2, 2000, from $1.8 million for the 53-week period ended January 3, 1999. Intangibles amortization as a percentage of service revenues was 1.0% and 0.7% for the comparable period of the prior year. The increase is due primarily to earnouts paid in fiscal 1999 and full year amortization of entities acquired in fiscal 1998.

Income from Operations: Income from operations for the 52-week period ended January 2, 2000 was $10.8 million, a decrease of $1.4 million, or 11.5%, from $12.2 million for the 53-week period ended January 3, 1999. Operating margin was 3.9%, compared to 4.8% for the comparable period of the prior year. The decrease in operating margin was due largely to increases in selling, general and administrative expenses and intangibles amortization.

IT Segment

Service Revenues: As with the commercial staffing segment, the IT segment service revenues are generally based on the time worked by temporary staffing employees on customer assignments, or when staff is placed on a permanent basis with the customer. Service revenues, including inter-company revenues, increased $7.9 million, or 18.1%, to $51.6 million for the 52-week period ended January 2, 2000 from $43.7 million for the 53-week period ended January 3, 1999. The change was due in part to approximately $9.9 million contributed from offices acquired that did not have operations included in the prior year. The increase in service revenues contributed by newly acquired offices was offset in part by a decrease in service revenues from internal growth (service revenues from comparable offices and the development of new offices, offset by office closures) of approximately $2.1 million.

Gross Profit: The Company defines gross profit as service revenues less the cost of providing services. Such costs include: wages, employer payroll taxes (FICA, unemployment and other general payroll taxes), workers' compensation costs related to staffing employees, and other payroll benefits; costs related to independent contractors utilized by the Company; and other direct costs. Gross profit margin for the 52 weeks ended January 2, 2000 was 29.8%, compared to 27.3% for the 53 weeks ended January 3, 1999. The increase in gross profit margin was due primarily to an increase in higher margin temporary staffing assignments as customers continued to upgrade existing IT systems, processes and procedures in anticipation of becoming Y2K compliant.

Operating Expenses: Total operating expenses as a percentage of revenues were 25.4% for the 52-week period ended January 2, 2000 and 19.0% for the 53-week period ended January 3, 1999. Operating expenses, excluding intangibles amortization and organization realignments, as a percentage of service revenues for the 52-week period ended January 2, 2000 were 22.5%, compared to 15.0% for the 53-week period ended January 3, 1999. The increase reflects the acquisition of companies with higher operating cost structures, an increase in credit losses, and additional management changes and costs related to relocating the Company's Inteliant subsidiary offices.

     Intangibles amortization increased to $1.5 million for the 52 weeks ended January 2, 2000 from $0.9 million for the 53 weeks ended January 3, 1999. Intangibles amortization as a percentage of revenues was 2.9% compared to 2.1% for the comparable period of the prior year. The increase was due primarily to earnouts paid in fiscal 1999 and full year amortization of entities acquired in fiscal 1998.

     Income from Operations: Income from operations for fiscal 1999 was $2.3 million, a decrease of $1.3 million, or 36.1%, from $3.6 million in fiscal 1998. Operating margin for fiscal 1999 was 4.4%, compared to 8.3% in 1998. The decrease in income from operations resulted from increased operating expenses, partially offset by gross profit margin increases.

Liquidity and Capital Resources

     For the fiscal year ended December 31, 2000 net cash provided by operating activities was $17.5 million, compared to $12.9 million for the fiscal year ended January 2, 2000. The change in operating cash flow was primarily a result of a net increase of $3.5 million in net (loss) income adjusted by non-cash items, including depreciation and amortization and loss on disposition of discontinued operations, coupled with an increase in certain working capital components including (i) an acceleration in the collection of the Company's accounts receivable, such that net accounts receivable decreased $5.2 million; and (ii) increases in accrued payroll costs and worker's compensation reserves. The cash provided by these changes in working capital was offset primarily by an increase in the income tax receivable.

     The Company's investing activities for the 52 weeks ended December 31, 2000 used $7.5 million of cash, compared to $31.4 million of cash for the 52 weeks ended January 2, 2000. For the 52 weeks ended December 31, 2000, the Company purchased property and equipment of $2.9 million, compared to $4.3 million for the 52 weeks ended January 2, 2000. The Company also paid approximately $3.4 million for acquisition costs and earnouts during the 52 weeks ended December 31, 2000, compared to $28.6 million for the 52 weeks ended January 2, 2000. The Company also used approximately $1.2 million for investment in Biolynx, Inc., an early stage enterprise. For the 52 weeks ended December 31, 2000, in connection with the sale of the IT consulting division, the Company received $1.0 million in cash compared to proceeds from the sale of assets of approximately $1.5 million in a sale-leaseback transaction for the 52 weeks ended January 2, 2000. Additionally, the Company agreed to extend a one year subordinated loan to HD of up to a maximum of $3.5 million to meet the operating needs of the combined businesses, $1.0 million of which was extended at the close of the transaction in the form of a note receivable.

     The Company's financing activities used approximately $11.4 million of cash for the 52 weeks ended December 31, 2000, primarily for payments against the Company's revolving credit facility, compared to $15.7 million of cash provided by financing activities for the 52 weeks ended January 2, 2000, primarily from borrowings against the Company's revolving credit facility. On December 29, 2000 SOS entered into a Second Amendment to Amended and Restated Credit Agreement (the "Second Amendment") with certain lenders (the "Lenders") under its Amended and Restated Credit Agreement dated as of July 27, 1998 (the "Credit Agreement"). Pursuant to the Second Amendment, the Lenders consented to the transaction and agreed to amend certain financial covenants in the Credit Agreement to permit SOS to consummate the transaction without violating any such covenants. The modified covenants included a decrease in the amount of Net Worth (as defined in the Credit Agreement) required of SOS and its consolidated subsidiaries. In addition, SOS agreed to distribute to the Lenders 50% of the proceeds of the accounts receivable retained in the transaction, the Contingent Payments and the Tax Refund. The Second Amendment also provided for a reduction in the aggregate commitment (as defined in the Credit Agreement) from $40 million to $30 million.. The agreement establishing the credit facility, which provides for any combination of both Floating Rate Advances and Fixed Rate Advances, as defined by the credit facility, expires in July 2001. Floating Rate Advances bear interest at a bank's prime rate and Fixed Rate Advances bear interest at LIBOR plus an applicable margin, ranging from 1.0% to 2.0%, based upon certain financial ratios; the current applicable margin is 2.0%. The agreement contains an annual commitment fee of three-eighths of one percent on the unused portion, payable quarterly. As of December 31, 2000, $14.3 million was available for borrowings or additional letters of credit.

     The Company also has outstanding $35 million of senior unsecured notes consisting of two components. The first component consists of senior unsecured notes in the aggregate amount of $30 million with a final ten-year maturity and an average maturity of seven years at a 6.95% coupon rate. The second component consists of senior unsecured notes in the aggregate amount of $5 million with a coupon rate of 6.72% due in a single payment in 2003. In connection with the sale the IT consulting division, as described in Note 3 to the financial statements contained herein, SOS entered into an Amendment to Note Purchase Agreement (the "Amendment") to amend the Note Purchase Agreement (the "Note Purchase Agreement") dated September 1, 1998 by and among SOS and certain investors (the "Investors"), pursuant to which the Investors consented to the transaction. Under the Amendment, SOS agreed to amend the Note Purchase Agreement to reduce the minimum Consolidated Net Worth (as defined in the Note Purchase Agreement) requirement of SOS. As consideration for the Amendment, SOS agreed to pay the Investors 50% of: (i) proceeds of the accounts receivable of approximately $9.0 million retained in the transaction, (ii) contingent payments of approximately $3.5 million as provided in the Purchase Agreement and (iii) estimated tax refunds of approximately $8.0 million. Under the Amendment, such prepayments are to be applied to reduce the principal amount of the last required payments under the Note Purchase Agreement.

     The Company intends to renew its credit facility before its expiration on July 1, 2001, and is currently negotiating with certain banks for the most favorable terms. The Company believes that it may not be able to renew such facility, which is currently unsecured, either through its existing lenders or new lenders unless it grants to such lenders a security interest in at least a majority of its assets, including accounts receivable. However, under the Note Purchase Agreement, the Company shall not incur, assume or suffer to exist any Lien upon any of its assets currently or hereafter owned, or upon the income or profits thereof, other than, among other permitted Liens, Liens securing Indebtedness of the Company so long as all Priority Debt does not exceed 15% of Consolidated Net Worth (all terms capitalized in this sentence but not otherwise defined herein shall have the meanings ascribed to them in the Note Purchase Agreement). In order to grant a security interest as is likely to be required by the lenders under the credit facility, the Company must obtain the consent of the holders of the senior unsecured notes to a waiver of such covenant of the Note Purchase Agreement. In the event that the holders of the senior unsecured notes require that the Company also grant a security interest to such holders as a condition to such consent, the Company believes that it would have insufficient assets to secure both debt obligations.

     Management believes that the present credit facility and the credit facility it is currently negotiating, together with cash reserves and cash flow from operations, will be sufficient to fund the Company's operations and meet debt service and capital expenditure requirements for at least the next twelve months. However, if the Company were to expand its operations significantly experience a significant downturn in its business or fail to negotiate a new credit facility, additional capital may be required. Although management is confident that the credit facility will be renewed, there can be no assurance that the Company will be able to obtain additional capital at acceptable rates.

Seasonality

     The Company's business follows the seasonal trends of its customers' business. Historically, the commercial staffing segment has experienced lower revenues in the first quarter with revenues accelerating during the second and third quarters and then starting to slow during the fourth quarter. The IT segment does not experience the same level of seasonality associated with the commercial staffing segment.

Impact of Inflation

     The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.

Impact of Recent Accounting Pronouncements

     The Financial Accounting Standards Board issued Standard of Financial Accounting Statements ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. As a result, the Company will adopt the provisions of SFAS No. 133 in the first quarter of 2001. As of December 31, 2000, the Company did not have any derivative instruments. As a result, the Company expects that the implementation of SFAS No. 133 will not have any impact on the Company's results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate changes primarily in relation to its revolving credit facility and its senior unsecured notes. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To manage its market risk within its revolving credit facility, the Company is able to borrow against the facility at either (i) the bank's prime rate, or (ii) LIBOR plus an applicable margin for a fixed period of time. The Company's senior debt placement bears interest at a fixed interest rate. For fixed rate debt, interest rate changes generally affect the fair value of the debt, but not the earnings or cash flows of the Company. Changes in the fair market value of fixed rate debt generally will not have a significant impact on the Company unless the Company is required to refinance such debt.

     Revolving Credit Facility: The credit agreement, which provides for any combination of both Floating Rate Advances and Fixed Rate Advances, expires in July 2001. Floating Rate Advances bear interest at a bank's prime rate, 9.5% at December 31, 2000. Fixed Rate Advances bear interest at LIBOR plus an applicable margin, ranging from 1.0% to 2.0%, based upon certain financial ratios; the current applicable margin is 2.0%. At December 31, 2000, the Company had $9.0 million in fixed-rate advances outstanding at an average rate of 6.6% plus the applicable margin of 2%. If the LIBOR rate increased by 10% to 7.3%, interest expense related to the revolving credit facility would increase by approximately $63,000.

     Senior Notes: At December 31, 2000, the Company's outstanding borrowings on the senior notes were $35.0 million with a weighted average fixed interest rate of 6.92%. The fair value of the Company's senior notes is estimated by discounting expected cash flows at a bank's prime rate. At December 31, 2000, the carrying amount of $35.0 million is reflected in the consolidated balance sheet. The estimated fair value of the obligation on the unsecured notes, using a discount rate of 9.5% over the expected maturities of the obligations, is approximately $31.9 million. If the discount rate were to increase by 10% to 10.5%, the estimated fair value of the obligation on the unsecured notes would be approximately $30.8 million. If the discount rate were to decrease by 10% to 8.5%, the estimated fair value of the obligation on the unsecured notes would be approximately $33.1 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Consolidated Financial Statements of the Company meeting the requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K, as listed below:

                                                                                        Page
Report of Independent Public Accountants.................................................21
Consolidated Balance Sheets as of December 31, 2000 and January 2, 2000..................22
Consolidated Statements of Operations for the 52 weeks ended
     December 31, 2000, January 2, 2000 and the 53 weeks ended January 3, 1999...........24
Consolidated Statements of Shareholders' Equity for the 52 weeks ended
     December 31, 2000, January 2, 2000 and the 53 weeks ended January 3, 1999...........26
Consolidated Statements of Cash Flows for the 52 weeks ended
     December 31, 2000, January 2, 2000 and the 53 weeks ended January 3, 1999...........27
Notes to Consolidated Financial Statements...............................................29

     Other schedules required under Regulation S-X are listed in Item 14 of this Annual Report on Form 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To SOS Staffing Services, Inc.:

We have audited the accompanying consolidated balance sheets of SOS Staffing Services, Inc. (a Utah Corporation) and subsidiaries as of December 31, 2000 and January 2, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SOS Staffing Services, Inc. and subsidiaries as of December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



By: /s/ ARTHUR ANDERSEN LLP
- ---------------------------
        ARTHUR ANDERSEN LLP

Salt Lake City, Utah
February 7, 2001

                           SOS STAFFING SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   As of December 31, 2000 and January 2, 2000


                                                   ASSETS
                                               (in thousands)
                                                                      December 31,             January 2,
                                                                         2000                     2000
                                                                   ------------------       -----------------
CURRENT ASSETS
      Cash and cash equivalents                                       $      1,185             $      2,577
      Accounts receivable, less allowances of
          $2,916 and $1,606, respectively                                   44,488                   50,070
      Current portion of workers' compensation deposit                         213                      600
      Prepaid expenses and other                                             1,032                      973
      Deferred income tax asset                                              5,852                    3,666
      Income tax receivable                                                  8,088                      676
                                                                   ------------------       -----------------
          Total current assets                                              60,858                   58,562
                                                                   ------------------       -----------------
PROPERTY AND EQUIPMENT, at cost
      Computer equipment                                                     3,935                    6,806
      Office equipment                                                       4,009                    4,520
      Leasehold improvements and other                                       1,834                    1,967
                                                                   ------------------       -----------------
                                                                             9,778                   13,293
      Less: accumulated depreciation and amortization                      (5,456)                  (5,454)
                                                                   ------------------       -----------------
          Total property and equipment, net                                  4,322                    7,839
                                                                   ------------------       -----------------
OTHER ASSETS
      Workers' compensation deposit, less current portion                     --                        106
      Intangible assets, less accumulated amortization
          of $14,979 and $10,959, respectively                              92,007                  131,995
      Deposits and other assets                                              4,201                    2,122
                                                                   ------------------       -----------------
          Total other assets                                                96,208                  134,223
                                                                   ------------------       -----------------

                                                                      $    161,388             $    200,624
                                                                   ==================       =================



The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                   As of December 31, 2000 and January 2, 2000


                                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                    (in thousands, except per share data)

                                                                       December 31,              January 2,
                                                                           2000                     2000
                                                                     -----------------        -----------------
CURRENT LIABILITIES
      Line of credit                                                  $         9,000            $       --
      Current portion of notes payable                                          8,273                     414
      Accounts payable                                                          2,667                   2,521
      Accrued payroll costs                                                    10,196                   7,213
      Current portion of workers' compensation reserve                          4,689                   4,223
      Accrued liabilities                                                       5,966                   5,912
      Accrued acquisition costs and earnouts                                       55                     310
                                                                     -----------------        -----------------
          Total current liabilities                                            40,846                  20,593
                                                                     -----------------        -----------------
LONG-TERM LIABILITIES
      Notes payable, less current portion                                      27,000                  55,273
      Workers' compensation reserve, less current portion                       1,064                     973
      Deferred income tax liability                                               652                   2,923
      Deferred compensation liabilities                                           941                     776
                                                                     -----------------        -----------------
          Total long-term liabilities                                          29,657                  59,945
                                                                     -----------------        -----------------
COMMITMENTS AND CONTINGENCIES
      (Notes 4 and 6)

SHAREHOLDERS' EQUITY
      Common stock $0.01 par value, 20,000 shares authorized,
          12,691 shares issued and outstanding                                    127                     127
      Additional paid-in capital                                               91,693                  91,693
      Accumulated (deficit) earnings                                            (935)                  28,266
                                                                     -----------------        -----------------
          Total shareholders' equity                                           90,885                 120,086
                                                                     -----------------        -----------------
                                                                      $       161,388            $    200,624
                                                                     =================        =================



The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Years Ended  December  31,  2000,  January 2, 2000 and January 3,
1999

                      (in thousands, except per share data)

                                                                         Fiscal Year (52/53 Weeks)
                                                        ----------------------------------------------------------
                                                              2000                  1999                  1998
                                                        ----------------      ---------------       --------------
SERVICE REVENUES                                         $      334,391        $     322,130         $     295,448
DIRECT COST OF SERVICES                                         259,727              249,777               231,503
                                                        ----------------      ---------------       --------------
     Gross Profit                                                 74,664               72,353               63,945
                                                        ----------------      ---------------       --------------
OPERATING EXPENSES:
     Selling, general and administrative                          60,741               58,375               47,345
     Intangibles amortization                                      4,228                4,016                2,692
     Loss on impairment of goodwill and intangibles                3,102                 --                   --
     Organization realignments                                      --                   --                  1,395
                                                        ----------------      ---------------       --------------
       Total operating expenses                                   68,071               62,391               51,432
                                                        ----------------      ---------------       --------------

INCOME FROM OPERATIONS                                             6,593                9,962               12,513
                                                        ----------------      ---------------       --------------
OTHER INCOME (EXPENSE):
     Interest expense                                             (4,069)              (4,104)              (1,660)
     Interest income                                                 181                  129                  237
     Other, net                                                     (621)                 (5)                  298
                                                        ----------------     ----------------       --------------
       Total, net                                                 (4,509)              (3,980)              (1,125)
                                                        ----------------      ---------------       --------------
INCOME BEFORE PROVISION FOR INCOME TAXES
                                                                   2,084                5,982               11,388

PROVISION FOR INCOME TAXES                                          (888)              (1,967)              (4,057)
                                                        ----------------      ---------------       --------------
INCOME FROM CONTINUING OPERATIONS                                  1,196                4,015                7,331
                                                        ----------------      ---------------       --------------



The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Continued) For the Fiscal Years Ended December 31,
                    2000, January 2, 2000 and January 3, 1999

                      (in thousands, except per share data)


                                                                         Fiscal Year (52/53 Weeks)
                                                        ----------------------------------------------------------
                                                              2000                  1999                 1998
                                                        ----------------      ---------------       --------------
DISCONTINUED OPERATIONS
     (Loss) income from discontinued operations (net
        of income tax (benefit) provision of ($1,242),
        $1,266 and $1,730, respectively)                $         (2,443)     $         1,336       $        2,527
     Loss from sale of discontinued operations (net of
        income tax benefit of $11,225)                          (27,954)                 --                   --
                                                        ----------------      ---------------       --------------
           Total discontinued operations                        (30,397)                1,336               2,527

NET (LOSS) INCOME                                       $        (29,201)     $         5,351       $        9,858
                                                        ================      ===============       ==============

BASIC (LOSS) INCOME PER COMMON SHARE:
     Income from continuing operations                  $           0.09      $          0.32       $         0.58
     (Loss) income from discontinued operations                    (2.39)                0.10                 0.20
                                                        ----------------      ---------------       --------------
     Net (loss) income                                  $          (2.30)                0.42                 0.78
                                                        ================      ===============       ==============
DILUTED (LOSS) INCOME PER COMMON SHARE:
     Income from continuing operations                  $           0.09      $          0.32       $         0.57
     (Loss) income from discontinued operations                    (2.39)                0.10                 0.20
                                                        ----------------      ---------------       --------------
     Net (loss) income                                  $          (2.30)     $          0.42       $         0.77
                                                        ================      ===============       ==============
WEIGHTED AVERAGE COMMON SHARES:
     Basic                                                        12,691               12,691               12,675
     Diluted                                                      12,692               12,699               12,810


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                           CONSOLIDATED STATEMENTS OF
                 SHAREHOLDERS' EQUITY For the Fiscal Years Ended
             December 31, 2000, January 2, 2000 and January 3, 1999

                                 (in thousands)

                                                Common Stock         Additional   Accumulated
                                         -------------------------    Paid-in      Earnings
                                            Shares        Amount      Capital      (Deficit)        Total
                                         ----------- ------------- ------------- ------------- ---------------
BALANCE, December 28, 1997                    12,653  $        127   $    91,152   $    13,057   $     104,336
      Exercise of stock options                   36         --              412          --               412
      Net income                                --           --             --           9,858           9,858
                                         ----------- ------------- ------------- ------------- ---------------
BALANCE, January 3, 1999                      12,689           127        91,564        22,915         114,606
      Exercise of stock options                    2          --              22          --                22
      Tax benefit of disqualifying
         dispositions of stock                   --           --           107            --              107
      Net income                                 --           --            --           5,351           5,351
                                         ----------- ------------- ------------- ------------- ---------------
BALANCE, January 2, 2000                      12,691           127        91,693        28,266         120,086
      Net loss                                  --           --             --         (29,201)        (29,201)
                                         ----------- ------------- ------------- ------------- ---------------
BALANCE, December 31, 2000                    12,691  $        127   $    91,693   $     ( 935)  $      90,885
                                         =========== ============= ============= ============= ===============


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Fiscal Years Ended December 31, 2000,
                       January 2, 2000 and January 3, 1999

                                 (in thousands)

                                                                               Fiscal Year (52/53 Weeks)
                                                               ----------------------------------------------------
                                                                     2000                1999             1998
                                                               -----------------   ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                           $         (29,201)  $         5,351   $        9,858
   Adjustments to reconcile net (loss) income
       to net cash provided by operating activities:
      Depreciation and amortization                                       11,727             8,094            5,360
      Deferred income taxes                                               (4,457)              179              123
      Loss on disposition of assets                                           27                19               50
      Loss on disposition of discontinued operations                      39,179              --               --
      Changes in operating assets and liabilities:
        Accounts receivable, net                                           5,180            (5,720)          (8,864)
        Workers' compensation deposit                                        493              (138)              14
        Prepaid expenses and other                                          (189)               81             (228)
        Deposits and other assets                                            308               (18)            (789)
        Accounts payable                                                     146              (829)           2,378
        Accrued payroll costs                                              1,834               409            3,239
        Workers' compensation reserve                                        557             2,360             (238)
        Accrued liabilities                                                 (665)            3,255              484
        Income taxes                                                      (7,412)             (105)          (1,518)
                                                               -----------------   ---------------   --------------
         Net cash provided by operating activities                        17,527            12,938            9,869
                                                               -----------------   ---------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in equity securities                                        (1,250)             --               --
   Cash paid for acquisitions of businesses                                 --                 (32)         (41,080)
   Purchases of property and equipment                                    (2,918)           (4,346)          (4,431)
   Payments on acquisition earnouts                                       (3,358)          (28,611)         (18,903)
   Proceeds from sale of property and equipment                               22             1,598               60
   Proceeds from sale of the IT consulting division                        1,000              --               --
   Issuance of note receivable                                            (1,000)             --               --
                                                               -----------------   ---------------   --------------
         Net cash used in investing activities                            (7,504)          (31,391)         (64,354)
                                                               -----------------   ---------------   --------------



The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Continued) For the Fiscal Years Ended December 31,
                    2000, January 2, 2000 and January 3, 1999

                                 (in thousands)


                                                                                  Fiscal Year (52/53 Weeks)
                                                               -----------------------------------------------------
                                                                    2000                1999              1998
                                                               -----------------   ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of employee stock options            $            --     $           129   $           412
   Proceeds from borrowings                                               13,288            22,000            62,000
   Principal payments on borrowings                                      (24,703)           (6,414)          (23,075)
                                                               -----------------   ---------------   ---------------
         Net cash (used in) provided by financing                        (11,415)           15,715            39,337
   activities
                                                               -----------------   ---------------   ---------------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                                   (1,392)           (2,738)          (15,148)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                     2,577             5,315            20,463
                                                               -----------------   ---------------   ---------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                               $           1,185   $         2,577   $        5,315
                                                               =================   ===============   ===============

SUPPLEMENTAL  CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                  $           4,004   $         3,908   $         1,223
     Income taxes                                                            290             3,332             7,322

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In fiscal 1998, the fair value of assets acquired was approximately $45,247, liabilities assumed were approximately $1,016, notes payable issued in connection with acquisitions were approximately $2,935 and accrued acquisition costs and earnouts were approximately $11,900. (see Note 4).



The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Operations

     SOS Staffing Services, Inc. ("SOS" or the "Company") is a leading provider of staffing and consulting services primarily in the Western United States. As of December 31, 2000, SOS operated a network of 135 offices located in 17 states. The Company provides a broad range of commercial and information technology ("IT") staffing services. Commercial staffing services include light industrial, clerical, industrial, technical and other professional services. IT staffing services generally consist of permanent placement, temporary-to-hire and staffing services (including computer programming, system design, analysis and administration, network and systems management and software and documentation development).

2.   Summary of Significant Accounting Policies

Fiscal Year - The Company's fiscal year ends on the Sunday closest to December 31, which results in a 52- or 53-week year. The fiscal year ended December 31, 2000 ("fiscal 2000"), and the fiscal year ended January 2, 2000 ("fiscal 1999") each contained 52 weeks. The fiscal year ended January 3, 1999 ("fiscal 1998") contained 53 weeks.

Principles of Consolidation - The consolidated financial statements include the accounts of SOS Staffing Services, Inc. and its wholly-owned subsidiaries, Devon and Devon Personnel Services, Inc., ServCom Staff Management, Inc., SOS
Collection Services, Inc. and Inteliant Corporation ("Inteliant"). All significant intercompany transactions have been eliminated in consolidation.

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

Revenue Recognition - Service revenues generated from employees on customer assignments are recognized as income at the time service is provided, while service revenues generated from permanent placement services are recognized at the time the customer agrees to hire a candidate supplied by the Company.

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

Computer equipment---------------------     2 - 7 years
Office equipment-----------------------     3 - 7 years
Leasehold improvements and other-------     5 - 17 years

Upon retirement or other disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts. The resulting gain or loss is reflected in income. Major renewals and improvements are capitalized while minor expenditures for maintenance and repairs are charged to expense as incurred.

Deposits and Other Assets - The Company's deposits and other assets at December 31, 2000 and January 2, 2000 consisted primarily of the following (in thousands):

                                                                     2000            1999
                                                                -------------   -------------
                Investment in Biolynx, Inc. common stock        $       1,250   $        --
                Notes receivable,
                less valuation allowance of
                $500 and $0 respectively                                1,000             225
                Restricted investments                                    941             776
                Deposits and other                                      1,010           1,121
                                                                -------------   -------------
                                                                $       4,201   $       2,122
                                                                =============   =============


     In April 2000, the Company purchased a 12.5% interest in a privately held company, Biolynx, Inc. for $1.3 million in cash. The investment is being accounted for using the cost basis.

     Notes receivable at December 31, 2000 consisted of notes receivable issued to Herrick Douglas for $1.0 million as part of a subordinated loan agreement (see Note 3) and a note receivable to Bency and Associates (see Note 10) for $0.5 million, offset by an allowance for notes receivable of $0.5 million. Notes receivable at January 2, 2000 consisted of notes receivable to Bency and Associates of approximately $0.2 million.

     Restricted investments are comprised of mutual fund securities held in a "Rabbi Trust" for payment to the participants of the Company's deferred compensation plan (see Note 9). The Company accounts for its restricted investments as trading securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the proper classification of investments at the time of purchase and reassesses such designations at each balance sheet date.

Intangible Assets - Intangible assets consist of the following amounts as of December 31, 2000 and January 2, 2000 (in thousands):

                                                                     2000             1999
                                                                 ---------------  -------------
    Goodwill                                                     $        84,365  $     117,530
    Trademarks and tradenames                                             19,260         20,943
    Non-compete agreements                                                 2,507          2,984
    Other intangible assets                                                  854          1,497
                                                                 ---------------  -------------
                                                                         106,986        142,954
    Less:
        Accumulated amortization goodwill                                (10,361)        (6,998)
        Accumulated amortization trademarks and tradenames                (2,135)        (1,494)
        Accumulated amortization non-compete agreements                   (1,744)        (1,739)
        Accumulated amortization other intangible assets                    (739)          (728)
                                                                 ---------------  -------------
    Net intangible assets                                        $        92,007  $     131,995
                                                                 ===============  =============

     During fiscal 2000, the following intangible assets were disposed of in conjunction with the sale of Inteliant's consulting division (Note 3) (in thousands):

    Goodwill                                                     $       36,173
    Trademarks and tradenames                                             1,684
    Non-compete agreements                                                  190
    Other intangible assets                                                 396
                                                                 ---------------
                                                                         38,443
    Less:
        Accumulated amortization goodwill                                (3,614)
        Accumulated amortization trademarks and tradenames                 (196)
        Accumulated amortization non-compete agreements                    (177)
        Accumulated amortization other intangible assets                   (201)
                                                                 ---------------
    Net intangible assets                                        $       34,255
                                                                 ===============

     Goodwill and trademarks and tradenames are amortized using the straight-line method over 30 years; non-compete agreements and other intangible assets are generally being amortized using the straight-line method over three to six years.

Workers' Compensation - For fiscal 2000 and fiscal 1999, the Company maintained workers' compensation insurance with ACE USA, an insurer, ("ACE") for claims in excess of a loss cap of $300,000 per incident. Under the terms of the ACE agreement, the Company is required to fund into a deposit account an amount for payment of claims. The fund is replenished monthly based on actual payments made by ACE during the previous month. Some states do not permit private insurance for workers' compensation; where this is the case, the Company is covered by appropriate state insurance funds.

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

     Accounting for the Impairment of Long-Lived Assets-Long-lived assets, including goodwill and other intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events or circumstances have occurred that indicates possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. When such estimate of the future undiscounted cash flows is less than the carrying amount of goodwill, a potential impairment exists.

     During fiscal 2000, executive management determined to abandon certain specialty lines of business in certain markets, including the specialized mortgage staffing business, and concentrate on developing more traditional services supplied by the Company in those markets. New management was put in place at these locations, recruiting was modified to find temporary employees to compete in more traditional markets and the emphasis has been changed to attract clients more in line with the core business of the Company. As a result of the change in operational focus in these markets, the revised projected cash flows were less than the carrying amount of the associated intangible asset.
Therefore, assets of approximately $3.1 million relating to those specific acquisitions were determined to be impaired and were written-off.

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

     Income From Continuing Operations Per Common Share - Basic income from continuing operations per common share ("Basic EPS") excludes dilution and is computed by dividing income by the weighted-average number of common shares outstanding during the year. Diluted income from continuing operations per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on income from continuing operations per common share.

         Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years presented (in thousands, except per share amounts):

                                                      Income from
                                                       Continuing
                                                       Operations        Shares          Per-Share
                                                      (Numerator)     (Denominator)       Amount
                                                    ---------------  --------------   --------------
                 Fiscal 2000
                    Basic EPS                       $         1,196          12,691   $         0.09
                      Effect of stock options                                     1
                                                    ---------------  --------------
                    Diluted EPS                     $         1,196          12,692   $         0.09
                                                    ===============  ==============
                 Fiscal 1999
                    Basic EPS                       $         4,015          12,691   $         0.32
                      Effect of stock options                                     8
                                                    ---------------  --------------
                    Diluted EPS                     $         4,015          12,699   $         0.32
                                                    ===============  ==============
                 Fiscal 1998
                    Basic EPS                       $         7,331          12,675   $         0.58
                      Effect of stock options                                   135
                                                    ---------------  --------------
                    Diluted EPS                     $         7,331          12,810   $         0.57
                                                    ===============  ==============

     At the end of fiscal 2000, fiscal 1999 and fiscal 1998, there were outstanding options to purchase 824,000, 931,000 and 375,000, shares of common stock, respectively, that were not included in the computation of Diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

     Concentrations of Credit Risk - The Company's financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. In the normal course of business, the Company provides credit terms to its customers. The Company believes its portfolio of accounts receivable is well diversified, and as a result, its concentrations of credit risks are minimal. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, but typically does not require collateral.

     Fair Value of Financial Instruments - The Company's financial instruments consist primarily of debt obligations. The estimated fair value of the unsecured notes, using a discount rate of 9.5% over the expected maturities of the obligations, is approximately $31.9 million.. The fair value of the Company's long-term debt is estimated by discounting expected cash flows at a bank's prime rate. At December 31, 2000 the carrying amount of $35.0 million is reflected in the consolidated balance sheets.

3.   Discontinued Operations

     On December 29, 2000, pursuant to an Asset Purchase Agreement (the "Purchase Agreement") dated as of the same date by and between Inteliant, the Company and Herrick Douglass, Inc. ("HD"), Inteliant sold to HD its consulting division for a sales price of $1.0 million cash at closing, and contingent payments totaling up to $3.5 million during the four years following the closing date based on the gross margin of the newly combined businesses of HD. The consulting division sold to HD consisted of a full suite of IT consulting,
e-business and telecommunication services, which are marketed to Fortune 1000, mid-tier, early stage companies, government agencies and educational institutions, and related tangible and intangible assets. Pursuant to the Purchase Agreement, Inteliant retained approximately $9.0 million in accounts receivable attributable to the consulting division. Additionally, the Company agreed to extend a one year subordinated loan to HD of up to a maximum of $3.5 million to meet the operating needs of the combined businesses, $1.0 million of which was extended to HD at closing. The Company recognized a loss of approximately $28.0 million, net of a tax benefit of approximately $11.2 million, on disposition of assets related to the sale. Pursuant to the Purchase Agreement, any outstanding balance under the note receivable accrues interest at 10% per annum, and is due December 31, 2001. The note is secured pursuant to (a) a Loan and Stock Pledge Agreement, which, among other things, contains a pledge of 51% of HD's stock and (b) a Security Agreement, which contains the grant of a security interest in all of HD's assets junior to HD's primary lender. The sales price and all negotiations relating to the transaction were on an arm's length basis.

     Operating results of the discontinued consulting division for fiscal 2000, fiscal 1999 and fiscal 1998 have been classified as discontinued operations in the accompanying consolidated financial statements as follows (in thousands):

                                                              2000            1999            1998
                                                         ---------------  -------------  --------------
    Revenues                                             $        37,169  $      48,924  $       34,879
    Cost of sales                                                 26,667         35,473          22,885
                                                         ---------------  -------------  --------------
    Gross profit                                                  10,502         13,451          11,994
    Operating and other expenses                                  14,187         10,849           7,737
                                                         ---------------  -------------  --------------
         (Loss) income from discontinued operations               (3,685)         2,602           4,257
           before income tax
         Income tax (benefit) provision                           (1,242)         1,266           1,730
                                                         ---------------  -------------  --------------
         (Loss) income from discontinued operations               (2,443)         1,336           2,527
                                                         ===============  =============  ==============

     The loss on disposal for fiscal 2000 consisted primarily of the elimination of net assets of approximately $37.8 million (including intangible assets net of accumulated amortization of approximately $34.3 million, net property and equipment and other assets of approximately $3.5 million) offset by proceeds of $1.0 million. Additional expenses of approximately $2.4 million, primarily change of control bonuses, professional and legal fees and other transaction related charges, were incurred as part of the transaction. These amounts are included in the loss from the sale of discontinued operations in the accompanying consolidated financial statements.

4.   Acquisitions

     All of the Company's acquisitions have been accounted for using the purchase method, and the excess of the purchase price over the estimated fair value of the acquired assets less liabilities assumed has been allocated to goodwill and other intangible assets. Certain acquisitions have contingent earnout components of the purchase price that are typically based on achieving some pre-defined performance level. The Company's maximum potential earnout liability at December 31, 2000 was approximately $4.5 million. Earnout amounts accrued increase the amount of goodwill related to the acquisition. There were no material acquisitions during fiscal 2000 or fiscal 1999. During fiscal 1998, the Company paid approximately $62.1 million for various acquisitions, including earnounts accrued and paid subsequent to the purchase date, of which approximately $59.5 million was allocated to intangible assets.

5.   Credit Facilities

     The Company has an unsecured credit facility with certain lenders (the "Lenders") under its Amended and Restated Credit Agreement (the "Credit Agreement") dated as of July 27, 1998. In connection with the sale of the Company's IT consulting division as described in Note 3, on December 29, 2000, the Company entered into a Second Amendment to Amended and Restated Credit Agreement (the "Second Amendment") with the Lenders to provide for maximum borrowings of $30 million. The Credit Agreement, as amended, which provides for any combination of both Floating Rate Advances and Fixed Rate Advances, expires in July 2001. Floating Rate Advances bear interest at a bank's prime rate, 9.5% at December 31, 2000. Fixed Rate Advances bear interest at LIBOR plus an applicable margin, ranging from 1.0% to 2.0%, based upon certain financial ratios; the current applicable margin is 2.0%. The Credit Agreement contains an annual commitment fee of three-eighths of one percent on any unused portion, payable quarterly. The Company intends to renew the credit facility before it expires. Pursuant to the Second Amendment, the Lenders consented to the transaction and agreed to amend certain financial covenants in the Credit Agreement to permit SOS to consummate the transaction without violating any such covenants. The modified covenants included a decrease in the amount of Net Worth (as defined in the Credit Agreement) required of SOS and its consolidated subsidiaries. In addition, SOS agreed to distribute to the Lenders 50% of the proceeds of accounts receivable of approximately $9.0 million retained in the transaction, estimated contingent payments of up to approximately $3.5 million and estimated tax refunds of approximately $8.0 million, as defined in the Second Amendment.

     At December 31, 2000, the Company had $9.0 million in long-term borrowings outstanding ($2.0 million at 8.56% and $7.0 million at 8.71%). The Company also had letters of credit of $6.7 million outstanding for purposes of securing its workers' compensation premium obligation. The outstanding letters of credit reduces the borrowing availability on the line of credit. At December 31, 2000, $14.3 million was available for borrowings or additional letters of credit.

     The Company also has outstanding $35 million of senior unsecured notes consisting of two pieces. The first piece consists of senior unsecured notes in the aggregate amount of $30 million with a final ten-year maturity and an average maturity of seven years at a 6.95% coupon rate. The second piece consists of senior unsecured notes in the aggregate amount of $5 million with a coupon rate of 6.72% due in a single payment in 2003. In connection with the sale of certain assets, as described in Note 3, SOS entered into an Amendment to Note Purchase Agreement ("Amendment") to amend the Note Purchase Agreement (the "Note Purchase Agreement") dated September 1, 1998 by and among SOS and certain investors (the "Investors"), pursuant to which the Investors consented to the transaction. Under the Amendment, SOS agreed to amend the Note Purchase Agreement to reduce the minimum Consolidated Net Worth (as defined in the Note Purchase Agreement) requirement. As consideration for the Amendment, SOS agreed to pay the Investors 50% of: (i) the proceeds of the accounts receivable retained in the transaction, (ii) the contingent payments as provided in the Purchase Agreement and (iii) estimated tax refunds of approximately $8.0 million. Under the Amendment, such prepayments are to be applied to reduce the principal amount of the last required payments under the Note Purchase Agreement.

     The Company's unsecured revolving credit facility and its senior unsecured note agreement contain certain restrictive covenants including certain debt ratios, maintenance of a minimum net worth and restrictions on the sale of capital assets. As of December 31, 2000, the Company was in compliance with the covenants.

     In connection with the terms and conditions of an acquisition, the Company also has a promissory note payable with a balance of approximately $0.3 million. The note bears interest at an annual rate of 8%. The principal amount of the note, together with interest, is due and payable in equal quarterly installments through September 2001. The note is subject to set-off for any indemnification claims the Company may have against the payee.

         The maturities on borrowings are as follows (in thousands):


                                 Fiscal Year Ending
                                    2001                        $      17,273
                                    2002                                4,286
                                    2003                                9,286
                                    2004                                4,286
                                    2005                                4,286
                                    Beyond                              4,856
                                                                -------------
                                                                       44,273
                                    Less current portion              (17,273)
                                                                -------------
                                                                $      27,000
                                                                =============


6.   Commitments and Contingencies

Noncancelable Operating Leases - The Company leases office facilities under noncancelable operating leases. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The Company leases certain of these facilities from various related parties (See
Note 10).

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                                 Fiscal Year Ending
                                    2001                        $       4,158
                                    2002                                3,141
                                    2003                                1,978
                                    2004                                  780
                                    2005                                  221
                                                                -------------
                                                                $      10,278
                                                                =============

     Facility rental expense for continuing operations for fiscal 2000, fiscal 1999 and fiscal 1998 totaled approximately $4.0 million, $3.7 million, and $3.1 million, respectively.


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

     In September 1999, Interliant, Inc. filed a complaint against the Company and its subsidiary Inteliant, alleging that Inteliant's name and trademark infringed Interliant's trademark rights. Effective January 1, 2001, the parties entered into a settlement agreement whereby 1) Interliant dismissed the lawsuit,
2) Inteliant may continue to use the Inteliant tradename and trademark without challenge, and 3) each side is to bear its own attorney's fees and costs incurred in connection with the lawsuit. The Company believes that the provisions of the settlement agreement are not likely to have a material impact on the operations or financial results of the Company.

     There is no other pending or threatened litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.

7.   Income Taxes

     The components of the provision for income taxes from continuing operations for fiscal 2000, fiscal 1999 and fiscal 1998 are as follows (in thousands):

                                                           2000            1999           1998
                                                      --------------  -------------  --------------
     Current provision:
        Federal                                       $        3,668  $       1,468  $        3,390
        State                                                    185            320             544
                                                      --------------  -------------  --------------
                                                               3,853          1,788           3,934
                                                      --------------  -------------  --------------
     Deferred (benefit) provision:
        Federal                                               (2,557)           150             103
        State                                                   (408)            29              20
                                                      --------------  -------------  --------------
                                                              (2,965)           179             123
                                                      --------------  -------------  --------------
     Total provision for income taxes                 $          888  $       1,967  $        4,057
                                                      ==============  =============  ==============

     The following is a reconciliation between the statutory federal income tax rate on income from continuing operations and the Company's effective income tax rate on income from continuing operations which is derived by dividing the provision for income taxes by income before provision for income taxes for fiscal 2000, fiscal 1999 and fiscal 1998:

                                                            2000            1999              1998
                                                      --------------  ----------------  --------------
     Statutory federal income tax rate                         34.0%             34.0%           34.0%
     State income taxes net of federal benefit                  3.3               4.3             4.3
     Government sponsored hiring incentives                   (19.2)            (14.2)           (3.3)
     Non-deductible intangible amortization                    20.6               6.9             4.5
     Other                                                      3.9               1.9            (3.9)
                                                      --------------  ----------------  --------------
                                                               42.6%             32.9%           35.6%
                                                      ==============  ================  ==============

     The components of the deferred income tax assets and liabilities at December 31, 2000 and January 2, 2000 are as follows (in thousands):

                                                                 2000              1999
                                                            -------------  ---------------
     Deferred income tax assets:
        Workers' compensation reserves                      $       2,068  $         2,037
        Allowance for doubtful accounts                             1,339              630
        Government sponsored tax credits carryforward               1,300             --
        Accrued liabilities                                           912              998
        State net operating loss carryforwards                        900             --
        Other                                                       1,231              448
                                                            -------------  ---------------
                                                                    7,750            4,113
                                                            -------------  ---------------
     Deferred income tax liabilities:
        Depreciation and amortization                              (2,050)          (3,253)
        Other                                                        (500)            (117)
                                                            -------------  ---------------
                                                                   (2,550)          (3,370)
                                                            -------------  ---------------
     Net deferred income tax asset                          $       5,200  $           743
                                                            =============  ===============

     Balance sheet classification:
        Current asset                                       $       5,852  $         3,666
        Long-term liability                                          (652)          (2,923)
                                                            -------------  ---------------
                                                            $       5,200  $           743
                                                            =============  ===============

     The Company has determined that no valuation allowance is required with respect to its deferred income tax assets as of December 31, 2000 and January 2, 2000. The Company believes that it is more likely than not that its future taxable income will be sufficient to realize the net deferred tax assets. It is possible that the Company's estimates could change in the near term and it may become necessary to record a valuation allowance in future periods, which would adversely affect the Company's results of operations.

8.       Stock Based Compensation

Stock Incentive Plan - The Company established a stock incentive plan (the "Plan") which allows for the issuance of a maximum of 1.8 million shares of common stock to officers, directors, consultants and other key employees. The Plan allows for the grant of incentive or nonqualified options, stock appreciation rights, restricted shares of common stock or stock units and is administered by the compensation committee of the Company's board of directors. Incentive options and nonqualified options are granted at not less than 100% of the fair market value of the underlying common stock on the date of grant. At December 31, 2000 the Plan had approximately 733,000 options available to grant.

     The Company's board of directors determines the number, type of award and terms and conditions, including any vesting conditions. For fiscal 2000, fiscal 1999 and fiscal 1998 only incentive and nonqualified options were granted under the Plan. Generally, employee stock options partially vest at the date of grant and on each of the next four or five anniversary dates thereafter. The Plan also provides for an annual grant to non-employee directors of 1,000 options, which are immediately exercisable on the date of grant. Stock options granted to employees expire no later than ten years from the date of grant and stock options granted to directors expire no later than five years from the date of grant.

A summary of the stock option activity is as follows (in thousands, except per share data):

                                                                                    Weighted
                                                                                     Average
                                                                                  Exercise Price
                                                      Employees      Directors       Per Share
                                                   --------------  -------------  --------------
     Outstanding at December 28, 1997                         497             57  $        12.92
       Granted                                                681             60           12.57
       Exercised                                              (36)             0           11.59
       Forfeited                                             (116)            (9)          17.06
                                                   --------------  -------------  --------------
     Outstanding at January 3, 1997                         1,026            108           12.29
       Granted                                                434             24            5.40
       Exercised                                               (3)             0            7.82
       Forfeited                                             (224)            (4)          12.60
                                                   --------------  -------------  --------------
     Outstanding at January 2, 2000                         1,233            128           10.08
       Granted                                                276             10            3.30
       Forfeited                                             (556)           (86)           9.63
                                                   --------------  -------------  --------------
     Outstanding at December 31, 2000                         953             52          $ 8.42
                                                   ==============  =============  ==============

     Exercisable at December 31, 2000                         411             75          $ 9.94
                                                   ==============  =============  ==============

The following is additional information with respect to the stock options (shares in thousands):

                                             Weighted-
                                              Average
                       Outstanding as of      Remaining       Weighted-Average    Exercisable At     Weighted-Average
  Exercise Price           December 31,      Contractual         Exercise          December 31,         Exercise
      Range                   2000           Yearly Life          Price               2000                Price
- --------------------- ------------------- ----------------- -------------------- ----------------- ------------------
$  2.50 - $  9.29              713                 8.6         $      4.77                 290           $    5.42
   9.30 -   16.09               77                 4.1               11.22                  65               11.09
  16.10 -   22.88              215                 7.0               19.57                 131               19.41
                      ------------------- ----------------- -------------------- ----------------- ------------------
                             1,005                 7.9         $      8.42                 486           $    9.94
                      =================== ================= ==================== ================= ==================

Stock Price Assumptions - SOS Options: The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2000, fiscal 1999 and fiscal 1998, in calculating compensation cost: expected stock price volatility of 73% for fiscal 2000, 63% for fiscal 1999, and 64% for fiscal 1998; an average risk-free interest rate of 6.0% for fiscal 2000, 6.4% for fiscal 1999 and 5.3% for fiscal 1998; and an expected life of five years for director options and seven years for employee options for fiscal 2000, fiscal 1999 and fiscal 1998. The weighted-average fair value of options granted was $1.89, $3.67, and $7.53 for grants made during fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

Inteliant Stock Option Plan - The Company has adopted the Inteliant Corporation Stock Option Plan (the "Inteliant Plan") for the benefit of Inteliant's employees, officers and directors. The Inteliant Plan, administered by
Inteliant's board of directors, allows for the grant of options to purchase a maximum of 10,000,000 shares of Inteliant's common stock. The number of options granted, the vesting schedule of such grants and other conditions of each grant is established by Inteliant's board of directors. The grants are issued at fair value as determined by independent valuation. As of December 31, 2000 only non-qualified options have been granted.

A summary of the stock option activity for the Inteliant Plan is as follows (in thousands, except per share data):

                                                                    Weighted
                                                                     Average
                                                                  Exercise Price
                                                     Options       Per Share
                                                   ------------ ---------------

       Granted                                        4,052       $     2.00
       Forfeited                                     (2,449)            2.00
                                                   ------------ ----------------
     Outstanding at December 31, 2000                 1,603             2.00
                                                   ============ ================

     Exercisable at December 31, 2000                   401       $     2.00
                                                   ============ ================

     At December 31, 2000 all outstanding options are priced at $2.00. Total options outstanding are 1,603,000 with a weighted average remaining contractual yearly life of 9.4 years. There were approximately 401,000 options exercisable at a weighted average exercise price of $2.00.


Stock Price Assumptions - Inteliant Options: The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2000 in calculating compensation cost: expected stock price volatility of 73%, an average risk-free rate of 6.0% and an expected life of 3.57 years for options. As a market value is determined from independent valuation on a periodic basis, the original valuation was used as average market value.

Proforma Compensation Expense - The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its options issued under the Plan and the Inteliant Plan under which no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for fiscal 2000, fiscal 1999 and fiscal 1998 would approximate the pro forma amounts below (in thousands, except per share data):

                                                        2000              1999             1998
                                                   ---------------- ----------------- ----------------
     Income from Continuing Operations-
       As reported                                 $        1,196   $        4,015    $        7,331
       Pro forma                                           (1,667)           2,557             5,322
     Diluted EPS -
       As reported                                 $         0.09   $         0.32    $         0.57
       Pro forma                                            (0.13)            0.20              0.42

9.       Employee Benefit Plans

     The Company has a 401(k) defined contribution plan. Employee contributions may be invested in several alternatives. Company contributions to the plan, including matching contributions, may be made at the discretion of the Company. The Company's contributions to the plan were approximately $348,000, $440,000, and $348,000 for fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

     The Company also has a deferred compensation plan for certain key officers and employees that provide the opportunity to defer a portion of their compensation. Amounts deferred are held in a Rabbi Trust, which invests in various mutual funds and/or the Company's common stock as directed by the participants. The trust assets are recorded as a long-term asset in the accompanying consolidated balance sheet because such amounts are subject to the claims of creditors. The corresponding deferred compensation liability represents amounts deferred by participants plus any earnings on the trust assets. At December 31, 2000 and January 2, 2000, the deferred compensation liabilities were approximately $941,000 and $776,000, respectively.

     During fiscal 1999 the Company adopted an Employee Stock Purchase Plan whereby employees may designate a portion of their salaries to be used to purchase shares of the Company. Employees purchase shares at the average market price of all shares bought for all employees participating during a designated period. All shares are purchased through an independent broker off the open market. The Company pays all brokerage and transactional fees related to the purchase. The fees paid by the Company have not been significant.

10.  Related Party Transactions

     The Company leases its corporate office building from the adult children of certain significant shareholders of the Company under a ten-year lease agreement with an option to renew for ten additional years. Rental expense during fiscal 2000, fiscal 1999 and fiscal 1998 amounted to approximately $83,000, $81,000 and $81,000, respectively. Future minimum lease payments related to this lease will average approximately $85,000 each fiscal year. The Company believes that the terms of the lease are at least as favorable as the terms that could have been obtained from an unaffiliated third party in a similar transaction.

     During fiscal 1999, the Company contributed approximately $297,000 in cash and other assets to a joint venture with a former employee whereby the Company would own 49% of the newly formed venture, Bency & Associates LLC ("Bency"). The joint venture is being accounted for using the equity method of accounting. As part of the agreement the Company agreed to provide a note receivable of $500,000 terminating December 31, 2000. At December 31, 2000 borrowings under this note receivable were approximately $500,000, reflected in other assets on in the accompanying balance sheet. Interest earned for fiscal 2000 was approximately $24,000. Under the original terms of the note receivable, Bency was to repay the entire outstanding balance by December 31, 2000, but was unable to satisfy the terms of that agreement. Consequently, the Company has established reserves for the entire amount due at December 31, 2000. Subsequent to year-end, the terms of the note receivable were renegotiated as follows:
Bency will make monthly interest payments at a fixed rate of 9.0% through December 31, 2001. Beginning January 2002, Bency will make monthly principal and interest payments of approximately $16,000 for the succeeding 36 months.

11.  Segment Reporting

     An operating segment is defined as a component of an enterprise: 1) that engages in business activities from which it may earn revenues and incur expenses, 2) for which discrete financial information is available, and 3) that is regularly reviewed by the enterprise's chief operating decision maker to make decisions about allocation of resources.

     Based on the types of services offered to customers, the Company has identified two reportable operating segments: commercial staffing and IT. The commercial staffing segment provides staffing solutions to companies by furnishing temporary clerical, industrial, light-industrial, and professional services. The IT segment provides temporary and contract-to-hire staffing services (including computer programming, system design, analysis and administration, network and systems management and software and documentation development).

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (Note 2).

     Information concerning continuing operations by operating segment for fiscal 2000, fiscal 1999 and fiscal 1998 is as follows (in thousands):

                                                               Fiscal Year (52/53 Weeks)
                                                    ------------------------------------------------
                                                        2000            1999             1998
                                                    -------------  ---------------  ----------------
                Revenues
                   Commercial                         $   282,453    $   273,626      $   252,917
                   IT                                      51,953         51,609           43,718
                   Other                                     (15)         (3,105)          (1,187)
                                                    -------------- ---------------- ----------------
                                                      $   334,391    $   322,130      $   295,448
                                                    ============== ================ ================

                Income from Operations
                   Commercial                         $     8,242    $    10,773      $    12,177
                   IT                                       2,096          2,266            3,637
                   Other (unallocated)                    (3,745)         (3,077)          (3,301)
                                                    -------------- ---------------- ----------------
                                                      $     6,593    $     9,962      $    12,513
                                                    ============== ================ ================

                Depreciation and Amortization
                   Commercial(2)                      $     7,183    $     4,046      $     2,826
                   IT                                       2,294          1,483              916
                                                    -------------- ---------------- ----------------
                                                      $     9,477    $     5,529      $     3,742
                                                    ============== ================ ================

                Identifiable Assets
                   Commercial                         $    94,901    $    98,520      $    97,339
                   IT                                      60,423         97,055           82,552
                   Other (unallocated)                      6,064          5,049            3,018
                                                    -------------- ---------------- ----------------
                                                      $   161,388    $   200,624      $   182,909
                                                    ============== ================ ================

                Additions to Long-Lived Assets(2)
                   Commercial                         $       987    $     4,837      $    31,681
                   IT                                       5,035         17,982           27,993
                                                    -------------- ---------------- ----------------
                                                      $     6,022    $    22,819      $    59,674
                                                    ============== ================ ================

(1) Depreciation and amortization in fiscal 2000 includes the write off of goodwill and intangibles of approximately $3.1 million.

(2)  Includes property & equipment and intangible asset additions.

12.  Selected Quarterly Financial Data (Unaudited)

     A summary of quarterly financial information for fiscal 2000 and fiscal 1999 is as follows (in thousands, except per share data):

                                                      First Quarter   Second Quarter  Third Quarter  Fourth Quarter
                                                      --------------- --------------- -------------- ---------------
    Fiscal 2000:
    Service revenues                                    $   80,301      $   84,424      $    86,904   $     81,763
    Gross profit                                            18,215          18,482           20,129         17,838
    Income (loss) from continuing operations(1)                237             547            1,922         (1,510)
    Loss from discontinued operations                         (518)           (466)            (432)        (1,027)
    Loss on sale of discontinued operations                     --              --               --        (27,954)
    Net (loss) income                                         (281)             81            1,490        (30,491)

    Basic (loss) income per common share:
      Income from continuing operations                 $     0.02      $     0.04      $      0.15   $      (0.12)
      (Loss) income from discontinued operations             (0.04)          (0.03)           (0.03)         (2.28)
                                                      --------------- --------------- -------------- ---------------
      Net (loss) income                                 $    (0.02)     $     0.01      $      0.12   $      (2.40)
                                                      =============== =============== ============== ===============

    Diluted (loss) income per common share:
      Income from continuing operations                 $     0.02      $    0.04       $     0.15   $      (0.12)
      (Loss) income from discontinued operations             (0.04)         (0.03)           (0.03)          (2.28)
                                                      --------------- --------------- -------------- ---------------
      Net (loss) income                                 $    (0.02)     $     0.01      $      0.12   $      (2.40)
                                                      =============== =============== ============== ===============

    Fiscal 1999:
    Service revenues                                    $   73,023      $   79,289      $    85,209   $     84,608
    Gross profit                                            16,165          18,328           19,624         18,236
    (Loss) income from continuing operations                  (105)          1,014            2,000          1,106
    Income (loss) from discontinued operations                 448             589              539           (240)
    Net income                                                 343           1,603            2,539            866

    Basic (loss) income per common share:
      Income from continuing operations                 $    (0.01)     $     0.08      $      0.16   $       0.09
      (Loss) income from discontinued operations              0.04            0.05             0.04          (0.02)
                                                      --------------- --------------- -------------- ---------------
      Net (loss) income                                 $     0.03      $     0.13      $      0.20   $       0.07
                                                      =============== =============== ============== ===============

    Diluted (loss) income per common share:
      Income from continuing operations                 $    (0.01)     $     0.08      $      0.16   $       0.09
      (Loss) income from discontinued operations              0.04            0.05             0.04          (0.02)
                                                      --------------- --------------- -------------- ---------------
      Net (loss) income                                 $     0.03      $     0.13      $      0.20   $       0.07
                                                      =============== =============== ============== ===============

(1) Income (loss) from continuing operations includes a write off of goodwill and intangibles of $3.1 million during the fourth quarter of fiscal 2000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

     The information required by this Part III is omitted from this Report in that the Company will file with the Securities and Exchange Commission a definitive proxy statement for the Annual Meeting of Shareholders of the Company to be held on May 18, 2001 (the "Proxy Statement"), not later than 120 days after December 31, 2000, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement specifically identified below which address the items set forth herein are incorporated by reference.


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


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements, Financial Statement Schedules and Exhibits:

     1. Consolidated Financial Statements:

     The Consolidated Financial Statements of the Company and its subsidiaries filed as a part of this Annual Report on Form 10-K are listed in Item 8 of the Annual Report on Form 10-K, which listing is hereby incorporated herein by reference.

     2. Financial Statement Schedules

     The following financial consolidated statement schedules of SOS Staffing Services, Inc. are included in item 14(d) hereof:

     o Report of independent public accountants on financial statement schedule.

     o Schedule II - Valuation and qualifying accounts.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

(b)  Reports on Form 8-K

     The Company's current report on Form 8-K filed on January 12, 2001.

(c)  Exhibits:


 Exhibit                                                           Incorporated by    Filed Herewith
   No.                          Exhibit                              Reference
- --------- ------------------------------------------------------ -------------------- ----------------

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

10.1     SOS Staffing  Services,  Inc.  Stock  Incentive  Plan          (3)
         dated May 4, 1995, as amended

10.2     Form  of  Employment  Agreement  entered  into by the          (1)
         Company and each of Messrs.  Richard J.  Tripp,  John
         E. Schaffer, Thomas K. Sansom, and Brad L. Stewart.

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

10.6     Note Purchase Agreement dated September 1, 1999.               (5)

10.7     Amended Credit  Agreement  dated July 27, 1998 by and          (5)
         among  the  Company,   The  First  National  Bank  of
         Chicago and First Security Bank, N.A.,  together with
         Security Agreement and Revolving Credit Notes

10.8     First Amendment of Employment  Agreement  between the          (6)
         Company and JoAnn W. Wagner.


    Exhibit                                                               Incorporated by    Filed Herewith
      No.                               Exhibit                              Reference
- ---------------- ------------------------------------------------------ -------------------- ----------------

10.9             First   Amendment  to  Amended  and  Restated  Credit          (6)
                 Agreement  dated  June  3,  1999  by  and  among  the
                 Company and certain banks

10.10            Inteliant Stock Option Plan                                    (7)

10.11            Asset  Purchase  Agreement  dated as of December  29,          (8)
                 2000  by  and  between  Inteliant  Corporation,   SOS
                 Staffing Services, Inc. and Herrick Douglas

10.12            Amendment to Note  Purchase  Agreement  dated January          (8)
                 12, 2001 with effect as of December  22, 2000 between
                 SOS  Staffing  Services,  Inc.  and certain  entities
                 listed as Purchasers on the signature pages thereto

10.13            Second  Amendment  to  Amended  and  Restated  Credit          (8)
                 Agreement  dated as of December 29, 2000 by and among
                 SOS Staffing Services,  Inc., certain Lenders,  First
                 Security Bank,  N.A., as  administrative  agent,  and
                 Bank One, N.A., as documentation agent

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

     (6) Incorporated by reference to the exhibits to a Current Report on Form 8-K for the quarter ended July 4, 1999 filed by the Company on August 18, 1999.

     (7) Incorporated by reference to the exhibits to an Annual Report on Form 10-KA for the year ended January 2, 2000 filed by the Company on April 3, 2000.

     (8) ncorporated by reference to the exhibits to a Current Report on From 8-K for the quarter ended December 31, 2000 filed by the Company on January 12, 2001.

     (9) Filed herewith and attached to this Report following page 44 hereof.

     (d) Financial Statement Schedules:

     Schedule II

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To SOS Staffing Services:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in SOS Staffing Services, Inc. Form 10-K, and have issued our report thereon dated February 7, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(d) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


By: /s/ ARTHUR ANDERSEN LLP
- ---------------------------
        ARTHUR ANDERSEN LLP

Salt Lake City, Utah
February 7, 2001

                           SOS STAFFING SERVICES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                   Balance at    Charged to bad                     Deductions
                                  beginning of    debt expense                     (Write-off of  Balance at end
                                     period                           Other         bad debts)       of period
                                 --------------- ----------------- ------------- --------------- -----------------
December 31, 2000-------------       $   1,606       $   2,618       $      --        $  (1,308)      $   2,916
January 2, 2000---------------             762           2,385              --           (1,541)          1,606
January 3, 1999---------------             678             949              --             (865)            762


ALLOWANCE FOR NOTES RECEIVABLE

                                                   Charged to
                                   Balance at         other
                                  beginning of    non-operating                                   Balance at end
                                     period          expense          Other         Deductions       of period
                                 --------------- ----------------- ------------- --------------- -----------------

December 31, 2000-------------       $      --       $     500       $      --        $      --       $     500


RESERVES FOR COSTS OF DISCONTINUING OPERATIONS

                                                   Charged to
                                   Balance at       loss from
                                  beginning of    discontinued                                    Balance at end
                                     period        operations         Other         Deductions       of period
                                 --------------- ----------------- ------------- --------------- -----------------

December 31, 2000-------------       $      --       $   1,991       $      --        $      --       $   1,991

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                               SOS STAFFING SERVICES, INC.

Date:    April 2, 2001                         By: /s/ Kevin Hardy
                                               ---------------------
                                                       Kevin Hardy
                                                       Senior Vice President and
                                                       Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                  Title                             Date

/s/ JoAnn W. Wagner     Chairman of the Board and                  April 2, 2001
 ------------------
    JoAnn W. Wagner     Chief Executive Officer
                        (principal executive officer)

/s/ Kevin Hardy         Senior Vice  President  and Chief          April 2, 2001
- ---------------         Financial Officer
    Kevin Hardy
                        (principal accounting officer)

/s/ Thomas K. Sansom    Director and                               April 2, 2001
- --------------------
    Thomas K. Sansom    Senior Vice President

/s/ Richard J. Tripp    Director and                               April 2, 2001
- --------------------
    Richard J. Tripp    Senior Vice President

/s/ Stanley R. deWaal   Director                                   April 2, 2001
- ---------------------
Stanley R. deWaal

/s/ Samuel C. Freitag   Director                                   April 2, 2001
 --------------------
    Samuel C. Freitag

/s/ R. Thayne Robson    Director                                   April 2, 2001
- --------------------
    R. Thayne Robson

/s/ Randolph K. Rolf    Director                                   April 2, 2001
- --------------------
    Randolph K. Rolf

/s/ Brad L. Stewart     Director                                   April 2, 2001
- -------------------
    Brad L. Stewart

               SUBSIDIARY COMPANIES OF SOS STAFFING SERVICES, INC.

                   Name of Subsidiary                     State of Incorporation
Devon and Devon Personnel Services, Inc.-----------------      California
Inteliant Corporation------------------------------------      Delaware
ServCom Staff Management, Inc.---------------------------      Utah
SOS Collection Services, Inc.----------------------------      Arizona

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports dated February 7, 2001 included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8, File Nos. 33-96362 and 333-1422.



By: /s/ ARTHUR ANDERSEN LLP
- ---------------------------
        ARTHUR ANDERSEN LLP


Salt Lake City, Utah
March 26, 2001