Form 10-Q
period 2001-04-01
SOS STAFFING SERVICES INC
filed 2001-05-16
CIK 945437

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 1, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________to__________

                         Commission File Number 0-26094


                           SOS STAFFING SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                   Utah                                         87-0295503
                   ----                                         ----------
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
                                                               Yes  [X}  No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class of Common Stock                       Outstanding at May 4, 2001
    ---------------------                       --------------------------
Common Stock, $0.01 par value                           12,691,398

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
         Condensed Consolidated Balance Sheets
                  As of April 1, 2001 and December 31, 2000.............................3

         Condensed Consolidated Statements of Operations
                  For the 13-week periods Ended April 1, 2001 and April 2, 2000.........5

         Condensed Consolidated Statements of Cash Flows
                  For the 13-week periods Ended April 1, 2001 and April 2, 2000.........6

         Notes to Condensed Consolidated Financial Statements...........................8

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations..............................13

Item 3. Qualitative and Quantitative Disclosures About Market Risk.....................18



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................................19

Item 6. Exhibits and Reports on Form 8-K...............................................19

Signatures.............................................................................20

        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (in thousands)

                                                                         April 1, 2001          December 31, 2000
                                                                       -------------------     ---------------------
                                                                          (Unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                           $       3,841           $       1,185
      Accounts receivable, less allowances of
          $3,413 and $2,916, respectively                                        29,936                  44,488
      Current portion of workers' compensation deposit                              273                     213
      Prepaid expenses and other                                                  1,175                   1,032
      Current portion of notes receivable                                         3,277                      --
      Deferred income tax asset                                                   6,017                   5,852
      Income tax receivable                                                       1,580                   8,088
                                                                       -------------------     ---------------------
          Total current assets                                                   46,099                  60,858
                                                                       -------------------     ---------------------

PROPERTY AND EQUIPMENT, at cost
      Computer equipment                                                          5,464                   3,935
      Office equipment                                                            4,073                   4,009
      Leasehold improvements and other                                            1,894                   1,834
                                                                       -------------------     ---------------------
                                                                                 11,431                   9,778
      Less accumulated depreciation and amortization                             (5,874)                 (5,456)
                                                                       -------------------     ---------------------
          Total property and equipment, net                                       5,557                   4,322
                                                                       -------------------     ---------------------

OTHER ASSETS
      Intangible assets, less accumulated amortization
          of $15,963 and $14,979, respectively                                   91,023                  92,007
      Notes receivable, less current portion                                         --                   1,000
      Deposits and other assets                                                   1,721                   3,201
                                                                       -------------------     ---------------------
          Total other assets                                                     92,744                  96,208
                                                                       -------------------     ---------------------

          Total assets                                                    $     144,400           $     161,388
                                                                       ===================     =====================

           The accompanying notes to condensed consolidated financial statements are an integral part of these condensed
                           consolidated balance sheets

                           SOS STAFFING SERVICES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                         April 1, 2001          December 31, 2000
                                                                       -------------------     ---------------------
                                                                          (Unaudited)
CURRENT LIABILITIES
      Line of credit                                                      $          --           $       9,000
      Current portion of notes payable                                            8,184                   8,273
      Accounts payable                                                            2,097                   2,667
      Accrued payroll costs                                                       5,135                  10,196
      Current portion of workers' compensation reserve                            4,488                   4,689
      Accrued liabilities                                                         4,914                   6,021
                                                                       -------------------     ---------------------
          Total current liabilities                                              24,819                  40,846
                                                                       -------------------     ---------------------

LONG-TERM LIABILITIES
      Notes payable, less current portion                                        27,000                  27,000
      Workers' compensation reserve, less current portion                         1,019                   1,064
      Deferred income tax liability                                                 846                     652
      Deferred compensation liabilities                                             666                     941
                                                                       -------------------     ---------------------
          Total long-term liabilities                                            29,531                  29,657
                                                                       -------------------     ---------------------

COMMITMENTS AND CONTINGENCIES
     (Notes 5 and 6)

SHAREHOLDERS' EQUITY
      Common stock                                                                  127                     127
      Additional paid-in capital                                                 91,693                  91,693
      Accumulated deficit                                                        (1,769)                   (935)
                                                                       -------------------     ---------------------
          Total shareholders' equity                                             90,050                  90,885
                                                                       -------------------     ---------------------

          Total liabilities and shareholders' equity                      $     144,400           $     161,388
                                                                       ===================     =====================

           The accompanying notes to condensed consolidated financial statements are an integral part of these condensed
                           consolidated balance sheets

                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 (in thousands)

                                                                                13 Weeks Ended
                                                                     April 1, 2001          April 2, 2000
                                                                  ---------------------  ---------------------
  SERVICE REVENUES                                                    $        68,702        $        80,301
  DIRECT COST OF SERVICES                                                      54,255                 62,086
                                                                  ---------------------  ---------------------
    Gross profit                                                               14,447                 18,215
                                                                  ---------------------  ---------------------

  OPERATING EXPENSES:
    Selling, general and administrative                                        13,043                 15,778
    Restructuring charges                                                         245                     --
    Intangible amortization                                                       984                  1,079
                                                                  ---------------------  ---------------------
       Total operating expenses                                                14,272                 16,857
                                                                  ---------------------  ---------------------

  INCOME FROM OPERATIONS                                                          175                  1,358
                                                                  ---------------------  ---------------------

  OTHER INCOME (EXPENSE):
    Interest expense                                                             (820)                (1,094)
    Interest income                                                               120                     57
    Other, net                                                                      8                    (10)
                                                                  ---------------------  ---------------------
       Total, net                                                                (692)                (1,047)
                                                                  ---------------------  ---------------------

  (LOSS) INCOME BEFORE INCOME TAXES                                              (517)                   311

  INCOME TAX BENEFIT (PROVISION)                                                  209                    (74)
                                                                  ---------------------  ---------------------

  (LOSS) INCOME FROM CONTINUING OPERATIONS                                       (308)                   237

  DISCONTINUED OPERATIONS
      Loss from discontinued operations (net of income tax
         benefit of $327 and $268, respectively)                                 (526)                  (518)
                                                                  ---------------------  ---------------------

  NET LOSS                                                           $           (834)      $           (281)
                                                                  =====================  =====================

  BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE:
       (Loss) income from continuing operations                      $          (0.03)      $           0.02
       Loss from discontinued operations                                        (0.04)                 (0.04)
                                                                  ---------------------  ---------------------
       Net loss                                                      $          (0.07)      $          (0.02)
                                                                  =====================  =====================

  WEIGHTED AVERAGE COMMON SHARES:                                              12,691                 12,691

            The accompanying notes to condensed consolidated financial statements are an integral part of these condensed
                             consolidated statements

                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)

                                                                                13 Weeks Ended
                                                                   April 1, 2001            April 2, 2000
                                                               -----------------------  -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $          (834)          $         (281)
     Adjustments to reconcile net loss
         to net cash provided by operating activities:
         Depreciation and amortization                                        1,417                    2,113
         Deferred income taxes                                                   29                     (290)
         Loss (gain) on disposition of assets                                    14                       (1)
         Changes in operating assets and liabilities:
             Accounts receivable, net                                        14,552                    1,886
             Workers' compensation deposit                                      (60)                     361
             Prepaid expenses and other                                        (143)                    (449)
             Deposits and other assets                                          (44)                      43
             Accounts payable                                                  (570)                     187
             Accrued payroll costs                                           (5,061)                     672
             Workers' compensation reserve                                     (246)                     105
             Accrued liabilities                                             (1,046)                  (1,071)
             Income taxes receivable                                          6,508                       10
                                                               -----------------------  -----------------------
                Net cash provided by operating activities                    14,516                    3,285
                                                               -----------------------  -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Issuance of notes receivable                                            (2,277)                      --
     Purchases of property and equipment                                       (439)                    (975)
     Payments of acquisition costs and earnouts                                 (55)                    (392)
                                                               -----------------------  -----------------------
                Net cash used in investing activities                        (2,771)                  (1,367)
                                                               -----------------------  -----------------------

            The accompanying notes to condensed consolidated financial statements are an integral part of these condensed
                             consolidated statements

                           SOS STAFFING SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                 (in thousands)

                                                                               13 Weeks Ended
                                                                   April 1, 2001            April 2, 2000
                                                               -----------------------  -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term borrowings                             (9,089)                   (4,082)

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                      2,656                    (2,164)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                       1,185                     2,577
                                                               -----------------------  -----------------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                   $         3,841            $          413
                                                               =======================  =======================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest                                                       $         1,456            $        1,642
    Income taxes                                                            (7,073)                       86

            Theaccompanying notes to condensed consolidated financial
               statements are an integral part of these condensed
                             consolidated statements

                                       20
                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

         The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated
financial  statements  reflect  all  adjustments   (consisting  only  of  normal
recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

         The results of operations for the interim periods indicated are not necessarily indicative of the results to be expected for the full year.

Note 2.  Earnings Per Share

         The following is a reconciliation of the numerator and denominator used to calculate basic and diluted (loss) income from continuing operations per common share for the periods presented (in thousands except per share amounts):

                                 13 Weeks Ended April 1, 2001                  13 Weeks Ended April 2, 2000
                          -------------------------------------------------------------------------------------------
                            Loss from                                   Income from
                           continuing                   Per Share       continuing                      Per Share
                           operations      Shares         Amount        operations        Shares          Amount
                          -------------------------------------------------------------------------------------------
Basic                        $    (308)        12,691    $   (0.03)      $       237          12,691     $      0.02
Effect of Stock Options                            --                                            --
                          ----------------------------                --------------------------------
Diluted                      $    (308)        12,691    $   (0.03)      $       237          12,691     $      0.02
                          ============================                ================================

         At the end of the 13-week period ended April 1, 2001 there were outstanding options to purchase approximately 940,000 shares of common stock that were not included in the computation of diluted loss from continuing operations per common share because of the Company's loss from continuing operations. At the end of the 13-week period ended April 2, 2000, there were outstanding options to purchase approximately 1,338,000 shares of common stock that were not included in the computation of diluted income from continuing operations per common share because the exercise prices of such options were greater than the average market price of the common shares.

Note 3.  Discontinued Operations

          On December 29, 2000, Inteliant, a wholly owned subsidiary of the Company, sold to Herrick Douglass ("HD") its consulting division and related tangible and intangible assets. The consulting division sold to HD consisted of a full suite of information technology consulting, e-business and telecommunication services, which services were marketed to Fortune 1000, mid-tier and early stage companies, government agencies and educational institutions.

         Pursuant to the transaction, the Company retained approximately $9.0 million in accounts receivable attributable to the consulting division; as of April 1, 2001 approximately $6.6 million had been collected. During the 13-week period ended April 1, 2001, reserves for uncollectible accounts related to the remaining accounts receivable increased approximately $600,000, to approximately $1.4 million. The increase reflected a change in the estimate of the realization of the receivables as a result of the insolvency of one of the primary accounts.

                                       20
                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         Additionally, as part of the sale of the consulting division, the Company agreed to extend a one year subordinated loan to HD of up to a maximum of $3.5 million to meet the operating needs of the newly formed business. The note bears interest at 10% per annum on any outstanding principal and is due and payable on or before December 31, 2001. At April 1, 2001, the Company had advanced to HD approximately $3.3 million, which is reflected in the current asset portion of the balance sheet.

         Operating results of the discontinued consulting division for the 13-week period ended April 1, 2001 and the 13-week period ended April 2, 2000 have been classified as discontinued operations in the accompanying consolidated financial statements as follows (in thousands):

                                                               2001             2000
                                                         ----------------- ----------------
    Revenues                                                 $      --         $   8,662
    Cost of sales                                                   --             6,352
                                                         ----------------- ----------------
    Gross profit                                                    --             2,310
    Operating and other expenses                                   853             3,096
                                                         ----------------- ----------------
         Loss from discontinued operations before
           income tax                                             (853)             (786)
         Income tax benefit                                        327               268
                                                         ----------------- ----------------
         Loss from discontinued operations                   $    (526)        $    (518)
                                                         ----------------- ----------------

Note 4.  Intangible Assets

         Intangible assets consist of the following amounts as of April 1, 2001 and December 31, 2000 (in thousands):

                                                                      April 1, 2001       December 31, 2000
                                                                   -------------------- ----------------------
         Goodwill                                                      $    84,365          $     84,365
         Trademarks and tradenames                                          19,260                19,260
         Non-compete agreements                                              2,507                 2,507
         Other intangible assets                                               854                   854
                                                                   -------------------- ----------------------
                                                                           106,986               106,986
         Less:
              Accumulated amortization goodwill                            (11,042)              (10,361)
              Accumulated amortization trademarks and tradenames
                                                                            (2,294)               (2,135)
              Accumulated amortization non-compete agreements
                                                                            (2,027)               (1,956)
              Accumulated amortization other intangible assets                (600)                 (527)
                                                                   -------------------- ----------------------
                                                                       $    91,023          $     92,007
                                                                   -------------------- ----------------------

         Goodwill and trademarks and trade names are amortized, using the straight-line method, over 30 years; non-compete agreements and other intangible assets are generally being amortized using the straight-line method over three to six years.

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

                                       20
                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6.  Credit Facility and Notes Payable

         The Company has an unsecured revolving credit facility with certain banks that provides for maximum borrowings of $30 million. The Credit Agreement, which provides for any combination of both Floating Rate Advances and Fixed Rate Advances (as defined in the Credit Agreement), expires on July 1, 2001. Floating Rate Advances bear interest at a bank's prime rate; at April 1, 2001, such prime rate was 8.0%. Fixed Rate Advances bear interest at LIBOR plus an applicable margin, ranging from 1.0% to 2.0%, based upon certain financial ratios; the current applicable margin is 2.0%. The Credit Agreement contains an annual commitment fee of three-eighths of one percent on any unused portion, payable quarterly. At April 1, 2001, the Company had no outstanding borrowings against the credit facility. As of April 1, 2001, the Company had letters of credit of $6.7 million outstanding for purposes of securing its workers' compensation premium obligation. The aggregate amount of such letters of credit reduces the borrowing availability on the line of credit. At May 9, 2001 $15.5 million was available for borrowings or additional letters of credit.

         The Company has been informed by its lenders under the Credit Agreement that such lenders are unwilling to renew the credit facility, which is currently unsecured, upon its expiration on July 1, 2001, unless the Company grants to such lenders a security interest in its assets, including accounts receivable. To date, the Company has been unable to secure bank financing through alternate lenders to fund its operations after July 1, 2001. The Company is currently considering alternative sources of financing in the event that it is unable to secure adequate credit facilities. In addition, the Company's existing Note Purchase Agreement (as described below) with certain lenders contains provisions that may make alternative financings difficult for the Company to secure. Under such Note Purchase Agreement, the Company shall not incur, assume or suffer to exist any Lien upon any of its assets currently or hereafter owned, or upon the income or profits thereof, other than permitted Liens as defined under the Note Purchase Agreement. In order to grant a security interest as is likely to be required by lenders under a credit facility or under an alternative source of financing, the Company must obtain the consent of the holders of the senior unsecured notes to a waiver of such covenant of the Note Purchase Agreement. In the event that the holders of the senior unsecured notes require that the Company also grant a security interest to such holders as a condition to such consent, the Company believes that it would have insufficient assets to fully secure both debt obligations.

         Management believes that it will be able to secure adequate financing prior to the expiration of the current credit facility; however, there can be no assurance that the Company will be able to obtain such financing. If such financing is obtained, the Company expects that it may be required to pay higher interest rates and/or additional fees to secure such financing. Failure by the Company to secure such financing would have a material adverse effect on the Company's results of operations and financial condition.

         The Company also has outstanding $35 million of senior unsecured notes consisting of two components. The first component consists of senior unsecured notes in the aggregate amount of $30 million with a final ten-year maturity and an average maturity of seven years at a 6.95% coupon rate. The second component consists of senior unsecured notes in the aggregate amount of $5 million with a coupon rate of 6.72% due in a single payment in 2003. In connection with the sale of certain assets, as described in Note 3, the Company entered into an Amendment to Note Purchase Agreement (the "Amendment") to amend the Note Purchase Agreement (the "Note Purchase Agreement") dated September 1, 1998 by and among the Company and certain lenders (the "Lenders"), pursuant to which the Lenders consented to the asset sale. Under the Amendment, the Company agreed to amend the Note Purchase Agreement to reduce the minimum Consolidated Net Worth (as defined in the Note Purchase Agreement) requirement of the Company. As consideration for the Amendment, the Company agreed to pay the holders of the notes 50% of: (i) the proceeds of the accounts receivable of approximately $9.0 million, retained in the transaction, of which approximately $6.6 million had been collected as of April 1, 2001; (ii) contingent payments of approximately $3.5 million as provided in the purchase agreement concerning the asset sale; and (iii) estimated tax refunds of approximately $8.0 million, of which approximately $7.0 million had been received as of April 1, 2001. Under the Amendment, such prepayments are to be applied to reduce the principal amount of the last required payments under the Note Purchase Agreement. As of May 9, 2001, approximately $5.5 million had been paid to the noteholders in accordance with terms of the Amendment.

         The Company's unsecured revolving credit facility and its senior unsecured note agreement contain certain restrictive covenants including certain debt ratios, maintenance of a minimum net worth and restrictions on the sale of capital assets. As of April 1, 2001, the Company was in compliance with such covenants.

                                       20
                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         In connection with the terms and conditions of an acquisition, the Company also has a promissory note payable with a balance of approximately $0.2 million. The note bears interest at an annual rate of 8%. The principal amount of the note, together with interest, is due and payable in equal quarterly installments through September 2001.

Note 7.  Segment Reporting

         Based on the types of services offered to customers, the Company has identified two reportable operating segments: commercial staffing and information technology ("IT"). The commercial staffing segment provides staffing solutions to companies by furnishing temporary clerical, industrial, light-industrial and professional services. The IT segment provides temporary and contract-to-hire staffing services (including computer programming, system design, analysis and administration, network and systems management and software and documentation development).

         Information concerning continuing operations by operating segment for the 13-week periods ended April 1, 2001 and April 2, 2000 is as follows (in thousands):


Segment Operations (unaudited)
                                           13 Weeks Ended
                            ---------------------   ---------------------
                               April 1, 2001           April 2, 2000
                            ---------------------   ---------------------
Service Revenues
    Commercial                  $       58,610          $       67,036
    IT                                  10,092                  13,279
    Other                                   --                     (14)
                            ---------------------------------------------
                                $       68,702          $       80,301
                            =============================================

Income from Operations
    Commercial                  $        1,124          $        2,252
    IT                                      29                     327
    Other (unallocated)                   (978)                 (1,221)
                            ---------------------------------------------
                                $          175          $        1,358
                            =============================================

Segment Assets
                               April 1, 2001         December 31, 2000
                            ---------------------   ---------------------
Identifiable Assets
    Commercial                  $       83,815          $       94,901
    IT                                  54,296                  60,423
    Other (unallocated)                  6,289                   6,064
                            ---------------------   ---------------------
                                $      144,400          $      161,388
                            =====================   =====================

                                       20
                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8.  Restructuring Charges

         To reduce costs and improve operating efficiencies, the Company is streamlining its corporate structure and consolidating and/or eliminating branch offices in under-performing markets. During the 13-week period ended April 1, 2001, the Company recorded a pre-tax restructuring charge of approximately $0.2 million related primarily to the closure or consolidation of eight under-performing branch offices and the Company's estimate of future lease costs to be incurred in relation to those offices. The future expected lease payments are reflected in the condensed consolidated balance sheet as accrued liabilities. The Company is endeavoring to lessen potential future lease payments by (i) transferring the lease liability to other tenants, (ii) subleasing the abandoned facilities or (iii) negotiating discounted buyouts of the lease contracts. Consequently, the Company's estimates may change based on its ability to effectively lessen such future lease payments.

         Subsequent to April 1, 2001, the Company incurred approximately $0.4 million in additional restructuring charges, primarily severance pay related to the elimination of a senior level executive position. Additionally, the Company intends to continue to review strategic alternatives to eliminate additional costs and improve profitability throughout the remainder of the fiscal year.

Note 9.  Non-Cash Transactions

         During fiscal 2000, the Company paid approximately $1.2 million for an investment of 12.5% of the outstanding common stock of BioLynx, Inc. ("BioLynx"), an early stage enterprise that is developing a system of time and attendance reporting through the Internet. The investment was included as other long-term assets in the Company's consolidated balance sheet as of December 31, 2000 using the cost method. During the 13-week period ended April 1, 2001, as a result of a strategic shift in market development by the management of BioLynx, the Company determined to divest its investment in BioLynx. Accordingly, the Company was able to negotiate with BioLynx the perpetual royalty-free licensing rights to the technology (including all proprietary software and related intellectual property and all source and object codes utilized to develop the product), for use in conjunction with the Company's systems and as an additional service to the Company's customers. Management has estimated the technology value to approximate its previous investment in BioLynx. As such, the investment was reclassified during the fiscal quarter ended April 1, 2001 from other long-term assets to property, plant and equipment and is being amortized over three years.

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

Business Segments

         Based on the types of services offered to customers, the Company has identified two reportable operating segments: commercial staffing and information technology ("IT"). The commercial staffing segment provides staffing solutions to companies by furnishing temporary clerical, industrial, light-industrial and professional services. The IT segment provides temporary and contract-to-hire staffing services (including computer programming, system design, analysis and administration, network and systems management and software and documentation development).

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to service revenues of selected income statement items for the Company on a consolidated basis and by operating segment:

                                                                  13 Weeks Ended
                                                        -----------------------------------
Consolidated                                             April 1, 2001     April 2, 2000
                                                        ----------------- -----------------
     Service revenues                                            100.0%            100.0%
     Direct cost of services                                      79.0              77.3
                                                        ----------------- -----------------
     Gross profit                                                 21.0              22.7
                                                        ----------------- -----------------
     Operating expenses:
       Selling, general and administrative expenses               19.0              19.6
       Restructuring charges                                       0.4               --
       Intangible amortization                                     1.4               1.3
                                                        ----------------- -----------------
         Total operating expenses                                 20.8              20.9
                                                        ----------------- -----------------
     Income from operations                                        0.2%              1.8%
                                                        ================= =================

Commercial Staffing Segment
     Service revenues                                            100.0%            100.0%
     Direct cost of services                                      80.3              78.6
                                                        ----------------- -----------------
     Gross profit                                                 19.7              21.4
                                                        ----------------- -----------------
     Operating expenses:
       Selling, general and administrative expenses               17.1              17.1
       Restructuring charges                                       0.4               --
       Intangible amortization                                     1.0               1.0
                                                        ----------------- -----------------
         Total operating expenses                                 18.5              18.1
                                                        ----------------- -----------------
     Income from operations                                        1.2%              3.3%
                                                        ================= =================

IT Segment
     Service revenues                                            100.0%            100.0%
     Direct cost of services                                      71.4              70.9
                                                        ----------------- -----------------
     Gross profit                                                 28.6              29.1
                                                        ----------------- -----------------
     Operating expenses:
       Selling, general and administrative expenses               24.1              23.6
       Intangible amortization                                     4.2               3.0
                                                        ----------------- -----------------
         Total operating expenses                                 28.3              26.6
                                                        ----------------- -----------------
     Income from operations                                        0.3%              2.5%
                                                        ================= =================

Consolidated

         Service Revenues: Service revenues for the 13-week period ended April 1, 2001 were $68.7 million, a decrease of $11.6 million, or 14.4%, compared to revenues of $80.3 million for the 13-week period ended April 2, 2000. The Company experienced an overall reduction in all revenue categories due primarily to a general economic slowdown. Additionally, the Company has experienced significant underperformance in markets servicing predominately IT-oriented clients and expects to see a continued softening in these markets through the remainder of the year.

         Gross Profit: The Company defines gross profit as service revenues less the cost of providing services, which includes wages and permanent placement commissions, employer payroll taxes (FICA, unemployment and other general payroll taxes), workers' compensation costs related to staffing employees and permanent placement counselors and other temporary payroll benefits; costs related to independent contractors utilized by the Company; and other direct costs. Gross profit for the 13-week periods ended April 1, 2001 and April 2, 2000 was $14.4 million and $18.2 million, respectively, a decrease of $3.8 million, or 20.7%. For the 13-week periods ended April 1, 2001 and April 2, 2000, gross profit margin was 21.0% and 22.7%, respectively. The margin decline over the comparable periods was primarily the result of a reduction in higher margin permanent placement business in the commercial staffing segment as well as increased pricing competition in the IT segment.

         Operating Expenses: Operating expenses include, among other things, staff compensation, rent, recruitment and retention of consultants and temporary staffing employees, costs associated with opening new offices, depreciation, intangible amortization and advertising.

         Excluding restructuring costs incurred in the commercial staffing segment, total operating expenses, as a percentage of revenues, for the 13-week period ended April 1, 2001 decreased slightly to 20.4% from Error! Reference source not found.% for the 13-week period ended April 2, 2000. Restructuring charges added approximately 0.4% in additional operating expenses. The restructuring charges were the result of the closure of eight unprofitable offices and related costs, including additional lease costs incurred with terminating the Company's contractual lease obligations on those facilities.

         Income from Operations: Income from operations for the 13-week period ended April 1, 2001 was $0.2 million, a decrease of $1.2 million, or 85.7%, compared to income from operations of $1.4 million for the 13-week period ended April 2, 2000. Operating margin, as a percentage of revenues, was 0.2% for the 13-week period ended April 1, 2001, compared to 1.8% for the 13-week period ended April 2, 2000. The decrease in operating margin was due primarily to the decrease in the Company's gross margins.

         Other Expense: Other expense decreased approximately 34.0%, from $1.0 million for the 13-week period ended April 2, 2000 to $0.7 million for the 13-week period ended April 1, 2001. The decrease was due primarily to a decline in interest expense as a result of an overall reduction in the amounts outstanding on the Company's line of credit.

         Income Taxes: During the 13-week period ended April 1, 2001, the Company recognized a tax benefit of 40.4% on loss from continuing operations, compared to a tax provision of 23.8% for the 13-week period ended April 2, 2000. The tax benefit was due primarily to the net loss incurred by the Company.

Commercial Staffing Segment

         Service Revenues: Service revenues generated from temporary assignments are recognized as income at the time service is provided, while service revenues generated from permanent placement services are recognized at the time the customer agrees to hire a candidate supplied by the Company. Service revenues for the commercial staffing segment were $58.6 million for the 13-week period ended April 1, 2001, compared to $67.0 million for the 13-week period ended April 2, 2000, a decrease of $8.4 million, or 12.6%. The decrease in revenues was generally consistent with the general economic slowdown.

         Gross Profit: Gross profit margin was 19.7% for the 13-week period ended April 1, 2001, compared to 21.4% for the 13-week period ended April 2, 2000. The decrease in gross profit margin was primarily related to a reduction in higher margin permanent placement business coupled with increased pricing competition for staffing services due to the general economic slowdown.

         Operating Expenses: Selling, general and administrative expenses as a percentage of service revenues were 17.1 % for the 13-week periods ended April 1, 2001 and April 2, 2000, and intangible amortization as a percentage of service revenues was 1.0% for the 13-week periods ended April 1, 2001 and April 2, 2000.

         During the 13-week period ended April 1, 2001, the Company began evaluating under-performing offices and markets in an effort to eliminate additional operating expenses. The Company recognized approximately $0.2 million in restructuring charges associated with the closure of eight offices in the first quarter of fiscal 2001. The charges were primarily related to additional lease costs incurred with exiting the Company's contractual lease obligations on those facilities. Subsequent to April 1, 2001, the Company incurred approximately $0.4 million in additional restructuring charges, primarily severance pay, related to the elimination of a senior level executive position. The Company anticipates that it will continue to evaluate under-performing operations and make additional changes as needed.

         Income from Operations: Operating margin for the 13-week period ended April 1, 2001 was 1.2%, compared to 3.3% for the 13-week period ended April 2, 2000. The decrease in operating margin was due largely to the decrease in gross profit margin, coupled with the increase in operating expenses associated with restructuring charges.

IT Segment

         Service Revenues: Service revenues for the 13-week period ended April 1, 2001 were $10.1 million, a decrease of $3.2 million, or 24.0%, compared to service revenues of $13.3 million for the 13-week period ended April 2, 2000. The decrease in revenues was generally consistent with the general economic slowdown and more specifically with the sharper downturn in the IT sector of the economy.

         Gross Profit: Gross profit margin for the 13-week period ended April 1, 2001 was 28.6%, compared to 29.1% for the 13-week period ended April 2, 2000. The decrease in gross profit was due primarily to increased price competition for IT services as a result of the sharp decline in the IT sector of the economy.

         Operating Expenses: Operating expenses, excluding intangible amortization, as a percentage of service revenues were 24.1 % and 23.6% for the 13-week periods ended April 1, 2001 and April 2, 2000, respectively. The increase was due primarily to increased credit losses due to the downturn in the IT sector.

         Intangible amortization as a percentage of revenues was 4.2 % for the 13-week period ended April 1, 2001 and 3.0% for the 13-week period ended April 2, 2000. The change was due primarily to increased goodwill related to payments on acquisition earnouts.

         Income from Operations: Operating margin was 0.3% for the 13-week period ended April 1, 2001, compared to an operating margin of 2.5% for the 13-week period ended April 2, 2000. The decrease in income from operations was due primarily to the reduction in gross profit.

Liquidity and Capital Resources

         For the 13-week period ended April 1, 2001, net cash provided by operating activities was $14.5 million, compared to $3.3 million for the 13-week period ended April 2, 2000. The change in operating cash flow was primarily a result of a net increase in cash provided from certain working capital components, primarily accounts receivable and income tax receivable.

         The Company's investing activities for the 13-week period ended April 1, 2001 used approximately $2.8 million, compared to $1.4 million for the 13-week period ended April 2, 2000. The Company's investing activities used approximately $0.4 million to purchase property and equipment and approximately $2.3 million for notes receivable issued during the 13-week period ended April 1, 2001. By comparison, the Company used approximately $1.0 million to purchase property and equipment and approximately $0.4 million in acquisition costs and earnouts during the 13-week period ended April 2, 2000.

         The Company's financing activities for the 13-week period ended April 1, 2001 used approximately $9.1 million, compared to $4.1 million for the 13-week period ended April 2, 2000, primarily for payments on the Company's revolving credit facility.

         On December  29, 2000 the Company  entered  into a Second  Amendment to
Amended and Restated Credit Agreement (the "Second Amendment") with certain lenders (the "Lenders") under its Amended and Restated Credit Agreement dated as of July 27, 1998 (the "Credit Agreement"). Pursuant to the Second Amendment, the Lenders agreed to amend certain financial covenants in the Credit Agreement. The modified covenants included a decrease in the amount of Net Worth (as defined in the Credit Agreement) required of the Company. The Second Amendment also provided for a reduction in the amount available for borrowing under the Credit Agreement from $40 million to $30 million. The agreement establishing the credit facility, which provides for any combination of both Floating Rate Advances and Fixed Rate Advances (as defined in the Credit Agreement), expires in July 2001. Floating Rate Advances bear interest at a bank's prime rate and Fixed Rate Advances bear interest at LIBOR plus an applicable margin, ranging from 1.0% to 2.0%, based upon certain financial ratios; the current applicable margin is 2.0%. The agreement contains an annual commitment fee of three-eighths of one percent on the unused portion, payable quarterly. As of May 9, 2001, $15.5 million was available for borrowings or additional letters of credit.

         The Company has been informed by its lenders under the Credit Agreement that such lenders are unwilling to renew the credit facility, which is currently unsecured, upon its expiration on July 1, 2001, unless the Company grants to such lenders a security interest in its assets, including accounts receivable. To date, the Company has been unable to secure bank financing through alternate lenders to fund its operations after July 1, 2001. The Company is currently considering alternative sources of financing in the event that it is unable to secure adequate credit facilities. In addition, the Company's existing Note Purchase Agreement (as described below) with certain lenders contains provisions that may make alternative financings difficult for the Company to secure. Under such Note Purchase Agreement, the Company shall not incur, assume or suffer to exist any Lien upon any of its assets currently or hereafter owned, or upon the income or profits thereof, other than permitted Liens as defined under the Note Purchase Agreement. In order to grant a security interest as is likely to be required by lenders under a credit facility or under an alternative source of financing, the Company must obtain the consent of the holders of the senior unsecured notes to a waiver of such covenant of the Note Purchase Agreement. In the event that the holders of the senior unsecured notes require that the Company also grant a security interest to such holders as a condition to such consent, the Company believes that it would have insufficient assets to fully secure both debt obligations.

         Management believes that it will be able to secure adequate financing prior to the expiration of the current credit facility; however, there can be no assurance that the Company will be able to obtain such financing. If such financing is obtained, the Company expects that it may be required to pay higher interest rates and/or additional fees to secure such financing. Failure by the Company to secure such financing would have a material adverse effect on the Company's results of operations and financial condition.

         The Company also has outstanding $35 million of senior unsecured notes consisting of two components. The first component consists of senior unsecured notes in the aggregate amount of $30 million with a final ten-year maturity and an average maturity of seven years at a 6.95% coupon rate. The second component consists of senior unsecured notes in the aggregate amount of $5 million with a coupon rate of 6.72% due in a single payment in 2003. In connection with the sale of the IT consulting division, as described in Note 3 to the financial statements contained herein, the Company entered into an Amendment to Note Purchase Agreement (the "Amendment") to amend the Note Purchase Agreement (the "Note Purchase Agreement") dated September 1, 1998 by and among the Company and certain holders of notes, pursuant to which such noteholders consented to the transaction. Under the Amendment, the Company agreed to amend the Note Purchase Agreement to reduce the minimum Consolidated Net Worth (as defined in the Note Purchase Agreement) requirement of the Company. As consideration for the Amendment, the Company agreed to pay the noteholders 50% of: (i) the proceeds of the accounts receivable of approximately $9.0 million retained in the transaction, of which approximately $6.6 million had been collected as of April 1, 2001; (ii) contingent payments of approximately $3.5 million as provided in the purchase agreement concerning the sale of the IT consulting division; and
(iii) estimated tax refunds of approximately $8.0 million, of which approximately $7.0 million had been received as of April 1, 2001. Under the Amendment, such prepayments are to be applied to reduce the principal amount of the last required payments under the Note Purchase Agreement. As of May 9, 2001, approximately $5.5 million had been paid to the note holders in accordance with terms of the Amendment.

         During the 13-week period ended April 1, 2001, the Company began evaluating under-performing offices and markets in an effort to eliminate additional operating expenses. The Company recorded a pre-tax restructuring charge of approximately $0.2 million related primarily to the closure or consolidation of eight under-performing branch offices and the Company's estimate of future lease costs to be incurred in relation to those offices. The Company is endeavoring to lessen potential future lease payments by (i) transferring the lease liability to other tenants, (ii) subleasing the abandoned facilities or (iii) negotiating discounted buyouts of the lease contracts. Consequently, the Company's estimates may change based on its ability to effectively lessen such future lease payments.

         Subsequent to April 1, 2001, the Company incurred approximately $0.4 million in additional restructuring charges, primarily severance pay related to the elimination of a senior level executive position. Additionally, the Company intends to continue to review strategic alternatives to eliminate additional costs and improve profitability throughout the remainder of the fiscal year.

         Restructuring   costs   incurred   to  date  and   future   anticipated
restructuring charges have not had and are not expected to have a material impact on the liquidity or capital resources of the Company.

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


Forward-looking Statements

         Statements contained in this report which are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Forward-looking statements contained in this report include statements regarding the Company's opportunities, existing and proposed service offerings, market opportunities, expectations, goals, revenues, financial performance, strategies and intentions for the future and are indicated by the use of words such as "believe," "expect," "intend," "anticipate," "likely," "plan" and other words of similar meaning. All forward-looking statements included in this release are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Readers are cautioned that all forward-looking statements involve risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those anticipated in such statements, including but not limited to the Company's ability to implement its growth strategy, which, in turn, is dependent upon a number of factors, including: the availability of working capital to support such growth; failure of the Company to secure adequate finances to continue to fund its current operations; plans to integrate and expand the Company's offering of IT services; the Company's ability to integrate the operations of acquired businesses; management's ability and resources to implement the growth strategy; the Company's ability to attract and retain the staff, temporary and other employees needed to implement the Company's business plan and meet customer needs; and the successful hiring, training and retention of qualified field management. Future results also could be affected by other factors associated with the operation of the Company's business, including: the Company's response to existing and emerging competition; demand for the Company's services; the Company's ability to maintain profit margins in the face of pricing pressures; the Company's efforts to develop and maintain customer and employee relationships; economic fluctuations; employee-related costs; and the unanticipated results of future litigation.

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

Revolving Credit Facility: The Credit Agreement, which provides for any combination of both Floating Rate Advances and Fixed Rate Advances, expires in July 2001. Floating Rate Advances bear interest at a bank's prime rate; at April 1, 2001, such prime rate was 8.0%. Fixed Rate Advances bear interest at LIBOR plus an applicable margin, ranging from 1.0% to 2.0%, based upon certain financial ratios; the current applicable margin is 2.0%. For the 13-week period ended April 1, 2001, the Company had no advances outstanding under the revolving credit facility.

Senior Notes: For the 13-week period ended April 1, 2001, the Company's outstanding borrowings on the senior notes were $35.0 million, with a weighted average fixed interest rate of 6.92%. The estimated fair value of the obligation on the unsecured notes, using a discount rate of 8.0% over the expected maturities of the obligations, is approximately $33.7 million. The fair value of the Company's senior notes is estimated by discounting expected cash flows at a bank's prime rate. If the discount rate were to increase by 10% to 8.8%, the estimated fair value of the obligation on the unsecured notes would be approximately $32.8 million. If the discount rate were to decrease by 10% to 7.2%, the estimated fair value of the obligation on the unsecured notes would be approximately $34.7 million.

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


Item 6. Exhibits and Reports on Form 8-K.

a)       None.

b) Current Report on Form 8-K dated December 29, 2000, filed January 12, 2001. Items reported included Item 2, Acquisition or Disposition of Assets, and Item 7, Pro Forma Financial Information and Exhibits, which included the Registrant's unaudited pro forma condensed consolidated balance sheet as of October 1, 2000 and unaudited pro forma condensed consolidated statements of operations for the 52 weeks ended January 2, 2000 and the 39 weeks ended October 1, 2000.

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     SOS STAFFING SERVICES, INC.



         Dated: May 15, 2001                         /s/ JoAnn W. Wagner
                                                     -------------------
                                                     JoAnn W. Wagner
                                                     Chairman, President and
                                                     Chief Executive Officer



         Dated: May 15, 2001                         /s/ Kevin Hardy
                                                     ---------------
                                                     Kevin Hardy
                                                     Senior Vice President and
                                                     Chief Financial Officer