Form 10-Q
period 2001-07-01
SOS STAFFING SERVICES INC
filed 2001-08-15
CIK 945437

1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 1, 2001

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

            Class of Common Stock              Outstanding at August 6, 2001
            ---------------------              -----------------------------
         Common Stock, $0.01 par value                   12,691,398

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
                  As of July 1, 2001 and December 31, 2000             3

         Condensed Consolidated Statements of Operations
                  For the 13- and 26-week periods ended
                  July 1, 2001 and July 2, 2000                        5

         Condensed Consolidated Statements of Cash Flows
                  For the 26-week periods ended July 1, 2001
                  and July 2, 2000                                     6

         Notes to Condensed Consolidated Financial Statements          8

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations             14

Item 3. Qualitative and Quantitative Disclosures About Market Risk    21



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                             22

Item 6. Exhibits and Reports on Form 8-K                              22

Signatures                                                            23

         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                  (in thousands)


                                                                July 1,    December 31,
                                                                  2001         2000
                                                               ---------    ---------
CURRENT ASSETS
    Cash and cash equivalents                                  $  17,248    $   1,185
    Accounts receivable, less allowances of
       $2,200 and $2,916, respectively                            28,681       44,488
    Current portion of workers' compensation deposit                 273          213
    Prepaid expenses and other                                     1,335        1,032
    Current portion of notes receivable                              109         --
    Current portion of deferred income tax asset                   7,452        5,852
    Income tax receivable                                            132        8,088
                                                               ---------    ---------
       Total current assets                                       55,230       60,858
                                                               ---------    ---------

PROPERTY AND EQUIPMENT, at cost
    Computer equipment                                             5,718        3,935
    Office equipment                                               4,035        4,009
    Leasehold improvements and other                               1,941        1,834
                                                               ---------    ---------
                                                                  11,694        9,778
    Less accumulated depreciation and amortization                (6,373)      (5,456)
                                                               ---------    ---------
       Total property and equipment, net                           5,321        4,322
                                                               ---------    ---------

OTHER ASSETS
    Intangible assets, less accumulated amortization
       of $15,963 and $14,979, respectively                       93,696       92,007
    Notes receivable, less current portion, less reserves of
       $3,307 and $0, respectively                                  --          1,000
    Deferred income tax asset, less current portion                  114         --
    Deposits and other assets                                      1,746        3,201
                                                               ---------    ---------
       Total other assets                                         95,556       96,208
                                                               ---------    ---------

       Total assets                                            $ 156,107    $ 161,388
                                                               ---------    ---------


           The accompanying notes to condensed consolidated financial statements are an integral part of these condensed
                          consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                 (in thousands)
                                                            July 1,    December 31,
                                                             2001         2000
                                                          ---------    ---------
CURRENT LIABILITIES
    Line of credit                                        $  18,990    $   9,000
    Current portion of notes payable                            607        8,273
    Accounts payable                                          1,270        2,667
    Accrued payroll costs                                     5,032       10,196
    Current portion of workers' compensation reserve          4,270        4,689
    Accrued liabilities                                       3,588        5,966
    Accrued acquisition earnouts                              3,645           55
                                                          ---------    ---------
       Total current liabilities                             37,402       40,846
                                                          ---------    ---------

LONG-TERM LIABILITIES
    Notes payable, less current portion                      29,020       27,000
    Workers' compensation reserve, less current portion         969        1,064
    Deferred income tax liability                              --            652
    Deferred compensation liabilities                           743          941
                                                          ---------    ---------
       Total long-term liabilities                           30,732       29,657
                                                          ---------    ---------

SHAREHOLDERS' EQUITY
    Common stock                                                127          127
    Additional paid-in capital                               91,693       91,693
    Accumulated deficit                                      (3,847)        (935)
                                                          ---------    ---------
       Total shareholders' equity                            87,973       90,885
                                                          ---------    ---------

       Total liabilities and shareholders' equity         $ 156,107    $ 161,388
                                                          ---------    ---------


            Theaccompanying notes to condensed consolidated financial
               statements are an integral part of these condensed
                            consolidated statements.

                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 (in thousands)

                                                    13 Weeks Ended           26 Weeks Ended
                                                 July 1,      July 2,     July 1,       July 2,
                                                  2001         2000        2001          2000
                                               ---------    ---------    ---------    ---------
SERVICE REVENUES                               $  67,612    $  85,424    $ 136,314    $ 165,725
DIRECT COST OF SERVICES                           52,829       66,942      107,083      129,027
                                               ---------    ---------    ---------    ---------
    Gross profit                                  14,783       18,482       29,231       36,698
                                               ---------    ---------    ---------    ---------

OPERATING EXPENSES:
    Selling, general and administrative           11,958       15,455       25,001       31,233
    Restructuring charges                            982         --          1,227         --
    Intangible amortization                          975        1,076        1,959        2,155
                                               ---------    ---------    ---------    ---------
       Total operating expenses                   13,915       16,531       28,187       33,388
                                               ---------    ---------    ---------    ---------

INCOME FROM OPERATIONS                               868        1,951        1,044        3,310

OTHER EXPENSE                                       (788)      (1,081)      (1,481)      (2,127)
                                               ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                     80          870         (437)       1,183

INCOME TAX (PROVISION) BENEFIT                       (14)        (323)         195         (398)
                                               ---------    ---------    ---------    ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS              66          547         (242)         785

LOSS FROM DISCONTINUED OPERATIONS (net of
     income tax benefit) (Note 3)                 (2,144)        (466)      (2,670)        (984)
                                               ---------    ---------    ---------    ---------

NET (LOSS) INCOME                              $  (2,078)   $      81    $  (2,912)   $    (199)
                                               ---------    ---------    ---------    ---------

BASIC (LOSS) INCOME PER COMMON SHARE:
    (Loss) income from continuing operations   $    0.01    $    0.04    $   (0.02)   $    0.06
    Loss from discontinued operations              (0.17)       (0.03)       (0.21)       (0.08)
                                               ---------    ---------    ---------    ---------
       Net (loss) income                       $   (0.16)   $    0.01    $   (0.23)   $   (0.02)
                                               ---------    ---------    ---------    ---------

DILUTED (LOSS) INCOME PER COMMON SHARE:
    (Loss) income from continuing operations   $    0.01    $    0.04    $   (0.02)   $    0.06
    Loss from discontinued operations              (0.17)       (0.03)       (0.21)       (0.08)
                                               ---------    ---------    ---------    ---------
       Net (loss) income                       $   (0.16)   $    0.01    $   (0.23)   $   (0.02)
                                               ---------    ---------    ---------    ---------

WEIGHTED AVERAGE COMMON SHARES:
    Basic                                         12,691       12,691       12,691       12,691
    Diluted                                       12,754       12,691       12,691       12,691


            Theaccompanying notes to condensed consolidated financial
               statements are an integral part of these condensed
                            consolidated statements.

                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)


                                                                26 Weeks Ended
                                                             July 1,     July 2,
                                                              2001        2000
                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $ (2,912)   $   (199)
     Adjustments to reconcile net loss
         to net cash provided by operating activities:
         Depreciation and amortization                         2,969       4,279
         Deferred income taxes                                (1,853)       (564)
         Loss (gain) on disposition of assets                     42          (7)
         Loss on disposal of discontinued operations           3,307        --
         Changes in operating assets and liabilities:
             Accounts receivable, net                         15,807      (2,712)
             Workers' compensation deposit                       (60)        361
             Prepaid expenses and other                         (303)       (659)
             Deposits and other assets                             8         204
             Accounts payable                                 (1,397)       (622)
             Accrued payroll costs                            (5,164)      2,816
             Workers' compensation reserve                      (513)        533
             Accrued liabilities                              (2,367)      2,102
             Income taxes receivable                           7,444         432
                                                            --------    --------
                Net cash provided by operating activities     15,008       5,964
                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for equity investment in common stock            --        (1,250)
     Issuance of notes receivable                             (2,416)       --
     Purchases of property and equipment                        (818)     (1,680)
     Payments on acquisition earnouts                            (55)     (3,104)
                                                            --------    --------
                Net cash used in investing activities         (3,289)     (6,034)
                                                            --------    --------

            Theaccompanying notes to condensed consolidated financial
               statements are an integral part of these condensed
                            consolidated statements.


                           SOS STAFFING SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                 (in thousands)


                                                                 26 Weeks Ended
                                                              July 1,     July 2,
                                                               2001        2000
                                                             --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                $ 26,990    $ 11,587
     Principal payments on borrowings                         (22,646)    (13,174)
                                                             --------    --------
       Net cash provided by (used in) financing activities      4,344      (1,587)
                                                             --------    --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                        16,063      (1,657)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                          1,185       2,577
                                                             --------    --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                             $ 17,248    $    920
                                                             --------    --------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest                                                 $  1,473    $  1,938
    Income taxes                                               (7,444)         84


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

Note 2.  Earnings Per Share

         The following is a reconciliation of the numerator and denominator used to calculate basic and diluted (loss) income from continuing operations per common share for the periods presented (in thousands, except per share amounts):

                          -------------------------------------------------------------------------------------------
                                 13 Weeks Ended July 1, 2001                   13 Weeks Ended July 2, 2000
                          -------------------------------------------------------------------------------------------
                           Income from                                  Income from
                           continuing                   Per Share       continuing                      Per Share
                           operations      Shares         Amount        operations        Shares          Amount
                          -------------------------------------------------------------------------------------------
Basic                        $       66        12,691    $     0.01      $       547          12,691     $      0.04
Effect of Stock Options                            63                                            --
                          ----------------------------                --------------------------------
Diluted                      $       66        12,754    $     0.01      $       547          12,691     $      0.04
                          ----------------------------                --------------------------------

                          -------------------------------------------------------------------------------------------
                                 26 Weeks Ended July 1, 2001                   26 Weeks Ended July 2, 2000
                          -------------------------------------------------------------------------------------------
                            Loss from                                   Income from
                           continuing                   Per Share       continuing                      Per Share
                           operations      Shares         Amount        operations        Shares          Amount
                          -------------------------------------------------------------------------------------------
Basic                        $    (242)        12,691    $   (0.02)      $       784          12,691     $      0.06
Effect of Stock Options                            --                                            --
                          ----------------------------                --------------------------------
Diluted                      $    (242)        12,691    $   (0.02)      $       784          12,691     $      0.06
                          ----------------------------                --------------------------------

         At the end of the 13-week periods ended July 1, 2001 and July 2, 2000, there were outstanding options to purchase approximately 869,000 and 1,222,000, respectively, shares of common stock that were not included in the computation of diluted income from continuing operations per common share because the exercise price of the option was greater than the average market price of the common shares. At the end of the 26-week period ended July 1, 2001, there were outstanding options to purchase approximately 1,336,000 shares of common stock that were not included in the computation of diluted loss from continuing operations per common share because of the Company's loss from continuing operations. At the end of the 26-week period ended July 2, 2000, there were outstanding options to purchase approximately 1,222,000 shares of common stock that were not included in the computation of diluted income from continuing operations per common share because the exercise prices of such options were greater than the average market price of the common shares.

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3.  Discontinued Operations

          On December 29, 2000, Inteliant Corporation, a wholly owned subsidiary of the Company, sold to Herrick Douglas ("HD") its consulting division and related tangible and intangible assets. The consulting division sold to HD consisted of a full suite of information technology consulting, e-business and telecommunication services, which services were marketed to Fortune 1000, mid-tier and early stage companies, government agencies and educational institutions.

         As part of the sale of the consulting division, the Company agreed to extend a one year subordinated loan to HD of up to a maximum of $3.5 million to meet the operating needs of the newly formed business. The promissory note from HD evidencing the loan bears interest at 10% per annum on any outstanding principal and is due and payable on or before December 31, 2001. The note was amended in May 2001 to provide for an accumulated interest payment on December 31, 2001, with the principal balance to be paid in 36 monthly installments beginning in January 2002 at an interest rate of 12% per anum. As of July 1, 2001, the Company had advanced to HD approximately $3.4 million. During the 13-week period ended July 1, 2001, the Company established a $3.3 million bad debt reserve to reflect the Company's belief that it will not receive the balance due on the note issued by HD.

         Operating results of the discontinued consulting division for the 13- and 26-week period ended July 1, 2001 and July 2, 2000 have been classified as discontinued operations in the accompanying consolidated financial statements as follows (in thousands):

                                                           13 Weeks Ended                 26 Weeks Ended
                                                     July1, 2001    July 2, 2000    July 1, 2001    July 2, 2000
                                                    -------------- --------------- -------------- ---------------
Revenues                                               $       --    $    9,179       $       --    $   17,841
Cost of sales                                                  --         6,541               --        12,893
                                                    -------------- --------------- -------------- ---------------
Gross profit                                                   --         2,638               --         4,948
Operating and other expenses                                  169         3,287            1,022         6,383
                                                    -------------- --------------- -------------- ---------------
     Loss from discontinued operations before
       income tax                                            (169)         (649)          (1,022)       (1,435)
     Income tax benefit                                        65           183              392           451
                                                    -------------- --------------- -------------- ---------------
     Loss from discontinued operations                       (104)         (466)            (630)         (984)
                                                    -------------- --------------- -------------- ---------------

Loss on sale of discontinued operations                    (3,307)           --           (3,307)           --
Income tax benefit                                          1,267            --            1,267            --
                                                    -------------- --------------- -------------- ---------------
                                                           (2,040)           --           (2,040)           --
                                                    -------------- --------------- -------------- ---------------
                                                       $   (2,144)   $     (466)      $   (2,670)   $     (984)
                                                    -------------- --------------- -------------- ---------------


Note 4.  Intangible Assets

         Intangible assets consist of the following amounts as of July 1, 2001 and December 31, 2000 (in thousands):

                                                                         July 1, 2001       December 31, 2000
                                                                     --------------------- ---------------------
      Goodwill                                                           $    88,010           $     84,365
      Trademarks and trade names                                              19,260                 19,260
      Non-compete agreements                                                   2,507                  2,507
      Other intangible assets                                                    854                    854
                                                                     --------------------- ---------------------
                                                                             110,631                106,986
      Less:
           Accumulated amortization goodwill                                 (11,724)               (10,361)
           Accumulated amortization trademarks and trade names                (2,453)                (2,135)
           Accumulated amortization non-compete agreements                    (2,119)                (1,956)
           Accumulated amortization other intangible assets                     (639)                  (527)
                                                                     --------------------- ---------------------
                                                                         $    93,696           $     92,007
                                                                     --------------------- ---------------------

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         Goodwill and trademarks and trade names are amortized, using the straight-line method, over 30 years; non-compete agreements and other intangible assets are generally being amortized using the straight-line method over three to six years.

         In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets, effective for the Company's fiscal years ending after December 30, 2001. With the adoption of SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer subject to amortization. Rather, goodwill and intangible assets with indefinite lives will be subject to assessment for impairment by applying a fair-value-based test rather than an undiscounted cash flow approach currently used by the Company.

         Additionally, under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged; unless the intangible assets identified have an indefinite life, those assets will be amortized over their useful life. Assets of the Company that have been separately identified include, but are not limited to, trademarks and trade names, non-compete agreements and customer lists.

         Under SFAS No. 142 the Company will continue to amortize existing goodwill and intangible assets through the end of its current fiscal year. However, any new goodwill acquired subsequent to June 30, 2001 will not be amortized. Other separately identified intangible assets acquired subsequent to June 30, 2001 may be amortized over their useful life depending on whether they have a definite life. In addition to discontinuing amortization of existing goodwill and other intangible assets with indefinite lives, the Company anticipates adoption of SFAS No. 142 could result in an impairment of a significant portion of the existing goodwill and assets with an indefinite life currently carried on the balance sheet when subjected to a fair-value-based test. However, the Company is assessing SFAS No. 142 and has not yet quantified the impact adoption will have on its results of operations or financial position. For the 26 weeks ended July 1, 2001, amortization related to goodwill was approximately $1.3 million.

Note 5.  Credit Facility and Notes Payable

         As of June 29, 2001, the Company entered into a Third Amendment to Amended and Restated Credit Agreement (the "Credit Amendment") with Wells Fargo Bank Northwest, N.A. ("Wells Fargo") and Bank One, NA ("Bank One") (collectively, the "Lenders") to extend the Company's line of credit, which expired July 1, 2001. Pursuant to the Credit Amendment, the Company's line of credit was reduced from $30 million to $18 million, $8 million of which is available for borrowing in cash, with a maturity date of June 30, 2002, and $10 million of which is available under letters of credit to be issued solely as required by the Company's workers' compensation insurance providers, with a maturity date of January 1, 2003. Also pursuant to the Credit Amendment, certain financial covenants of the credit facility were modified. The Credit Amendment provides for borrowings at a federal reserve prime rate (6.75% as of July 1, 2001) plus 2.5 percentage points. The credit agreement contains an annual commitment fee of three-eighths of one percent on any unused portion, payable quarterly. As of July 1, 2001 the Company had approximately $19 million outstanding under the credit agreement. The Company also had letters of credit of $6.7 million outstanding for purposes of securing its workers' compensation premium obligation. On July 5, 2001, the Company paid $12.5 million (the "Payment") to the Lenders to reduce the amount of debt outstanding under the credit facility in order to comply with the cash borrowing provisions of the Credit Amendment. Additionally, the credit facility provides for an additional fee of approximately $250,000 unless the Lenders are paid in full and their credit commitment is terminated on or before June 15, 2002.

         In conjunction with the Payment, the Company entered into a letter agreement dated July 5, 2001 with the Lenders pursuant to which the Lenders waived default under certain financial covenants of the Credit Amendment, including the provision that outstanding cash borrowings under the credit facility not exceed $8 million in the aggregate as of the date of the Credit Amendment.

         As a condition to the execution of the Credit Amendment, the Company agreed to grant to the Lenders and to holders of the Company's senior unsecured notes (the "Noteholders") a security interest in all of the Company's assets including, without limitation, all accounts receivable. Pursuant to the Credit Amendment, the collateralization of the Company's assets, which would include allocation of such collateral between the Lenders and the Noteholders, was to have been completed on or before July 30, 2001, and the Lenders and Noteholders

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

were to have entered into an intercreditor agreement on or before such date. The Company had previously been informed by the Lenders that they were unwilling to renew the credit facility, which had been unsecured, upon its expiration unless the Company granted to the Lenders a security interest in its assets. In order to complete the transactions set forth in this paragraph, the Noteholders must consent to a waiver or amendment of certain financial covenants set forth in the Note Purchase Agreement dated September 1, 1998, as amended (the "Note Purchase Agreement"). The Company is currently in the process of seeking such Noteholder consent. Although the Lenders and the Noteholders have yet to execute an intercreditor agreement, the Lenders and the Noteholders have both waived default and agreed to extend the deadline for completion of the intercreditor agreement and the collateralization transaction set forth in this paragraph to August 31, 2001.

         As of July 1, 2001 the Company also has outstanding approximately $29.5 million of senior unsecured notes consisting of two components. The first component consists of senior unsecured notes in the aggregate amount of $25.3 million with a final nine-year maturity and an average maturity of six years. The second component consists of senior unsecured notes in the aggregate amount of $4.2 million due in a single payment in 2003. As a condition to obtaining approval from the Noteholders to the execution of the Credit Amendment, effective July 1, 2001 the effective rate on the notes outstanding was changed as follows: the effective rate on the first component was increased from 6.95% to 8.95% while the effective rate on the second component was increased from 6.72% to 8.72%. The change in the interest rate charged on the senior notes will have an annual impact of approximately $0.6 million on the Company's financial operations.

         In connection with the sale of certain assets, as described in Note 3, the Company entered into an Amendment to Note Purchase Agreement (the "Note
Amendment") to amend the Note Purchase Agreement pursuant to which the Noteholders consented to the asset sale. Under the Note Amendment, the Company agreed to amend the Note Purchase Agreement to reduce the minimum Consolidated Net Worth (as defined in the Note Purchase Agreement) requirement of the Company. As consideration for the Note Amendment, the Company agreed to pay the Noteholders 50% of: (i) the proceeds of the accounts receivable of approximately $9.0 million, retained in the transaction, of which approximately $7.1 million had been collected as of July 1, 2001; (ii) contingent payments of approximately $3.5 million as provided in the purchase agreement concerning the asset sale; and (iii) estimated tax refunds, associated with the sale, of approximately $7.2 million, of which approximately $7.1 million had been received as of July 1, 2001. However, under terms of the Note Amendments, the Company may use the accounts receivable received to fund disbursements by it under the loan to HD, in which case the Company will make the agreed prepayment in the quarter in which HD repays the loan. During the 26-week period ended July 1, 2001 the Company advanced to HD approximately $2.4 million. Under the Note Amendment, such prepayments are to be applied to reduce the principal amount of the last required payments under the Note Purchase Agreement. As of July 2, 2001, approximately $5.5 million had been paid to the Noteholders in accordance with terms of the Note Amendment. Subsequent to July 1, 2001 an additional $0.4 million was paid to the Noteholders in accordance with the terms of the Note Amendment.

         The Company's revolving credit facility and the Note Purchase Agreement contain certain restrictive covenants including certain debt ratios, maintenance of a minimum net worth and restrictions on the sale of capital assets. Except as otherwise noted herein, as of July 1, 2001, the Company was in compliance with such covenants.

         In connection with the terms and conditions of an acquisition consummated in 1998, the Company also has a promissory note payable with a balance of approximately $0.1 million. The note bears interest at an annual rate of 8%. The principal amount of the note, together with interest, is due and payable in September 2001.

Note 6.  Segment Reporting

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

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         Information concerning continuing operations by operating segment for the 13- and 26-week periods ended July 1, 2001 and July 2, 2000 is as follows (in thousands):

Segment Operations
(unaudited)
                                       13 Weeks Ended                           26 Weeks Ended
                            --------------------------------------   -------------------------------------
                              July 1, 2001        July 2, 2000         July 1, 2001        July 2, 2000
                            ------------------  ------------------   -----------------   -----------------
Service Revenues
    Commercial                $      59,109       $      72,159        $     117,719       $     139,195
    IT                                8,503              13,265               18,595              26,544
    Other                                --                  --                   --                 (14)
                            --------------------------------------   -----------------   -----------------
                              $      67,612       $      85,424        $     136,314       $     165,725
                            --------------------------------------   -----------------   -----------------

Income from Operations
    Commercial                $       1,391       $       3,316        $       2,515       $       5,568
    IT                                  (43)               (204)                 (14)                123
    Other (unallocated)                (480)             (1,161)              (1,457)             (2,381)
                            --------------------------------------   -----------------   -----------------
                              $         868       $       1,951        $       1,044       $       3,310
                            --------------------------------------   -----------------   -----------------

Segment Assets
                              July 1, 2001       December 31, 2000
                            ------------------  ---------------------
Identifiable Assets
    Commercial                $      91,768       $      94,901
    IT                               56,500              60,423
    Other (unallocated)               7,839               6,064
                            ------------------  ---------------------
                              $     156,107       $     161,388
                            ------------------  ---------------------


Note 7.  Restructuring Charges

         To align staff costs and branch office requirements with existing sales volume, the Company is streamlining its corporate structure and consolidating and/or eliminating branch offices in under-performing markets. During the 13-week period ended July 1, 2001, the Company recorded a pre-tax restructuring charge of approximately $1.0 million related primarily to the closure or consolidation of five unprofitable branch offices, and the Company's estimate of future lease costs to be incurred in relation to those offices as well as severance charges related to the elimination of various operational and senior level positions. During the 26-week period ended July 1, 2001, the Company recorded a pre-tax restructuring charge of approximately $1.2 million related primarily to the closure or consolidation of 13 unprofitable branch offices, as well as severance charges related to the elimination of various operational and senior level positions. The future expected net lease payments and the accrued severance payments, totaling approximately $535,000, are reflected in the condensed consolidated balance sheet as accrued liabilities. The Company is endeavoring to reduce potential future lease payments by (i) transferring the lease liability to other tenants, (ii) subleasing the abandoned facilities or
(iii) negotiating discounted buyouts of the lease contracts. Consequently, the Company's estimates may change based on its ability to effectively reduce such future lease payments.

Note 8.  Deferred Income Taxes

         The components of the deferred income tax assets and liabilities at July 1, 2001 and December 31, 2000 are as follows (in thousands):

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                             July 1, 2001      December 31, 2000
                                                            ---------------- ----------------------
     Deferred income tax assets:
        Workers' compensation reserves                          $   2,054            $     2,068
        Allowance for doubtful accounts                             2,304                  1,339
        Government sponsored tax credits carryforward               1,484                  1,300
        Accrued liabilities                                           694                    912
        Net operating loss carryforwards                            2,172                    900
        Other                                                       1,366                  1,231
                                                            ---------------- ----------------------
                                                                   10,074                  7,750
                                                            ---------------- ----------------------
     Deferred income tax liabilities:
        Depreciation and amortization                              (2,034)                (2,050)
        Other                                                        (474)                  (500)
                                                            ---------------- ----------------------
                                                                   (2,508)                (2,550)
                                                            ---------------- ----------------------
     Net deferred income tax asset                              $   7,566            $     5,200
                                                            ---------------- ----------------------

     Balance sheet classification:
        Current asset                                           $   7,452            $     5,852
        Long-term asset                                               114                     --
        Long-term liability                                                                 (652)
                                                            ---------------- ----------------------
                                                                $   7,566            $     5,200
                                                            ---------------- ----------------------

         The Company has determined that no valuation allowance is required with respect to its deferred income tax assets as of July 1, 2001 and December 31, 2000. The Company believes that its future taxable income will be sufficient to realize the net deferred tax assets. The Company's net deferred tax assets as of July 1, 2000 are $7.6 million. Assuming an effective rate of 40%, the minimum amount of future taxable income that would have to be generated would be approximately $19.0 million. However, the Company's estimates could change in the near term and it may become necessary to record a valuation allowance in
future  periods,   which  would  adversely  affect  the  Company's   results  of
operations.

Note 9.  Non-Cash Transactions

         During fiscal 2000, the Company paid approximately $1.2 million for an investment of 12.5% of the outstanding common stock of BioLynx, Inc. ("BioLynx"), an early stage enterprise that is developing a system of time and attendance reporting through the Internet. The investment was included as other long-term assets in the Company's consolidated balance sheet as of December 31, 2000 using the cost method. During the 26-week period ended July 1, 2001, as a result of a strategic shift in market development by the management of BioLynx, the Company determined to divest its investment in BioLynx. In exchange and as consideration for the Company's common stock holdings, BioLynx agreed to a perpetual royalty-free license for certain technology (including all proprietary software and related intellectual property and all source and object codes utilized to develop the product) used by the Company. Management has estimated the technology value to approximate its investment in BioLynx. As such, the investment was reclassified from other long-term assets to property, plant and equipment and is being amortized over three years.

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

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to service revenues of selected income statement items for the Company on a consolidated basis and by operating segment:

                                                               13 Weeks Ended                         26 Weeks Ended
                                                      ---------------------------------- ----------------------------------
Consolidated                                            July 1, 2001     July 2, 2000     July 1, 2001      July 2, 2000
                                                      ----------------- ---------------- ---------------- -----------------
    Service revenues                                           100.0%           100.0%            100.0%           100.0%
    Direct cost of services                                     78.1              78.4             78.6             77.9
                                                      ----------------- ---------------- ---------------- -----------------
    Gross profit                                                21.9              21.6             21.4             22.1
                                                      ----------------- ---------------- ---------------- -----------------
    Operating expenses:
      Selling, general and administrative expenses              17.7              18.1             18.3             18.8
      Restructuring charges                                      1.5              --                0.9            --
      Intangible amortization                                    1.4               1.3              1.4              1.3
                                                      ----------------- ---------------- ---------------- -----------------
        Total operating expenses                                20.6              19.4             20.6             20.1
                                                      ----------------- ---------------- ---------------- -----------------
    Income from operations                                       1.3%              2.2%             0.8%             2.0%
                                                      ----------------- ---------------- ---------------- -----------------

Commercial Staffing Segment
    Service revenues                                           100.0%            100.0%           100.0%           100.0%
    Direct cost of services                                     79.6              79.1             79.9             78.9
                                                      ----------------- ---------------- ---------------- -----------------
    Gross profit                                                20.4              20.9             20.1             21.1
                                                      ----------------- ---------------- ---------------- -----------------
    Operating expenses:
      Selling, general and administrative expenses              15.4              15.3             15.9             16.0
      Restructuring charges                                      1.7              --                1.0             --
      Intangible amortization                                    0.9               0.9              1.0              1.0
                                                      ----------------- ---------------- ---------------- -----------------
        Total operating expenses                                18.0              16.2             17.9             17.0
                                                      ----------------- ---------------- ---------------- -----------------
    Income from operations                                       2.4%              4.7%             2.2%             4.1%
                                                      ----------------- ---------------- ---------------- -----------------

IT Segment
    Service revenues                                           100.0%            100.0%           100.0%           100.0%
    Direct cost of services                                     67.9              74.0             69.8             72.4
                                                      ----------------- ---------------- ---------------- -----------------
    Gross profit                                                32.1              26.0             30.2             27.6
                                                      ----------------- ---------------- ---------------- -----------------
    Operating expenses:
      Selling, general and administrative expenses              27.6              24.5             25.7             24.0
      Intangible amortization                                    5.0               3.1              4.6              3.1
                                                      ----------------- ---------------- ---------------- -----------------
        Total operating expenses                                32.6              27.6             30.3             27.1
                                                      ----------------- ---------------- ---------------- -----------------
    (Loss) Income from operations                               (0.5%)            (1.6%)           (0.1%)            0.5%
                                                      ----------------- ---------------- ---------------- -----------------

Discontinued Operations

         On December 29, 2000, Inteliant Corporation, a wholly owned subsidiary of the Company, sold to Herrick Douglass ("HD") its consulting division and related tangible and intangible assets. The consulting division sold to HD consisted of a full suite of information technology consulting, e-business and telecommunication services, which services were marketed to Fortune 1000, mid-tier and early stage companies, government agencies and educational institutions.

         As part of the sale of the consulting division, the Company agreed to extend a one year subordinated loan to HD of up to a maximum of $3.5 million to meet the operating needs of the newly formed business. The promissory note from HD evidencing the loan bears interest at 10% per annum on any outstanding principal and is due and payable on or before December 31, 2001. The note was amended in May 2001 to provide for an accumulated interest payment on December 31, 2001, with the principal balance to be paid in 36 monthly installments beginning in January 2002 at an interest rate of 12% per anum. As of July 1, 2001, the Company had advanced to HD approximately $3.4 million. During the 13-week period ended July 1, 2001, the Company established a $3.3 million bad debt reserve to reflect the Company's belief that it will not receive the balance due on the note issued by HD. Additionally, as of July 1, 2001, the Company has reserved approximately $1.0 million for un-collectible accounts receivable retained in the transaction.



Consolidated

         Service Revenues: Service revenues for the 13-week period ended July 1, 2001 were $67.6 million, a decrease of $17.8 million, or 20.8%, compared to service revenues of $85.4 million for the 13-week period ended July 2, 2000. For the 26-week period ended July 1, 2001, service revenues were $136.3, compared to service revenues of $165.7 for the 26-week period ended July 2, 2001, a decrease of $29.4 million, or 17.7%. The Company experienced an overall reduction in all revenue categories due primarily to a general economic slowdown. Additionally, the Company has experienced significant underperformance in markets servicing predominately IT-oriented clients and expects to see a continued softening in these markets through the remainder of the year.

         Gross Profit: The Company defines gross profit as service revenues less the cost of providing services, which includes wages and permanent placement commissions, employer payroll taxes (FICA, unemployment and other general payroll taxes), workers' compensation costs related to staffing employees and permanent placement counselors and other temporary payroll benefits; costs related to independent contractors utilized by the Company; and other direct costs. Gross profit for the 13-week periods ended July 1, 2001 and July 2, 2000 was $14.8 million and $18.5 million, respectively, a decrease of $3.7 million, or 20%. For the 13-week periods ended July 1, 2001 and July 2, 2000, gross profit margin was 21.9% and 21.6%, respectively. The margin percentage increase over the comparable periods was primarily the result of increased margins in the Company's IT segment. This, in turn, was primarily due to increased utilization of that segment's resources, rather than reliance on more costly subcontractors. Gross profit for the 26-week periods ended July 1, 2001 and July 2, 2000 was $29.2 million and $36.7 million, respectively, a decrease of $7.5 million, or 20.4%. For the 26-week periods ended July 1, 2001 and July 2, 2000, gross profit margin was 21.4% and 22.1%, respectively. The decrease in gross margin percentage between the comparable periods was primarily the result of a reduction in higher margin permanent placement business in the commercial staffing segment as well as increased pricing competition for staffing services.

         Operating Expenses: Operating expenses include, among other things, staff compensation, rent, recruitment and retention of consultants and temporary staffing employees, costs associated with opening new offices, depreciation, intangible amortization and advertising.

         Excluding restructuring costs incurred in the commercial staffing segment, total operating expenses, as a percentage of revenues, for the 13-week period ended July 1, 2001 decreased slightly to 19.1% from 19.4% for the 13-week period ended July 2, 2000. Restructuring charges added approximately 1.5% in additional operating expenses. For the 26-week period ended July 1, 2001, operating expenses, excluding restructuring charges, as a percentage of sales was 19.7% compared to 20.1% for the 26-week period ended July 2, 2000. Restructuring charges added approximately 0.9% in additional operating expenses. The restructuring charges were the result of the closure or consolidation of unprofitable branch offices and related costs, including additional lease costs incurred with terminating the Company's contractual lease obligations on those facilities, as well as severance charges related to the elimination of various operational and senior level management positions.

         Income from Operations: Income from operations for the 13-week period ended July 1, 2001 was $0.9 million, a decrease of $1.1 million, or 55%, compared to income from operations of $2.0 million for the 13-week period ended July 2, 2000. Operating margin, as a percentage of revenues, was 1.3% for the 13-week period ended July 1, 2001, compared to 2.2% for the 13-week period ended July 2, 2000. The decrease in operating margin was due primarily to the decrease in the Company's gross margins coupled with the additional restructuring charges. Income from operations for the 26-week period ended July 1, 2001 was approximately $1.0 million, a decrease of $2.3 million, or 68%, compared to income from operations of $3.3 million for the 26-week period ended July 2, 2000. Operating margin, as a percentage of revenues, was 0.8% for the 26-week period ended July 1, 2001, compared to 2.0% for the 26-week period ended July 2, 2000.

         Other Expense: Other expense decreased approximately 27.1%, from $1.1 million for the 13-week period ended July 2, 2000 to $0.8 million for the 13-week period ended July 1, 2001. For the 26-week period ended July 1, 2001, other expense was approximately $1.5 million, a decrease of approximately $0.6 million, or 30.4% from approximately $2.1 million for the 26-week period ended July 2, 2000. The decrease was due primarily to a decline in interest expense as a result of an overall reduction in interest rates.

         Income Taxes: During the 13-week period ended July 1, 2001, the Company's effective combined federal and state income tax rate on income from continuing operations was approximately 17.5%, compared to an effective combined tax rate of 37.1% for the 13-week period ended July 2, 2000. The decrease in the effective combined income tax rate was due primarily to the non-deductible portion of intangible amortization . During the 26 weeks ended July 1, 2001, the Company recognized a tax benefit of approximately 44.7%. The tax benefit was due primarily to the net loss from operations incurred by the Company.

Commercial Staffing Segment

         Service Revenues: Service revenues generated from temporary assignments are recognized as income at the time service is provided, while service revenues generated from permanent placement services are recognized at the time the customer agrees to hire a candidate supplied by the Company. Service revenues for the commercial staffing segment were $59.1 million for the 13-week period ended July 1, 2001, compared to $72.2 million for the 13-week period ended July 2, 2000, a decrease of $13.1 million, or 18.1%. For the 26-week period ended July 1, 2001, service revenues for the commercial staffing segment were $117.7 million, a decrease of $21.5 million, or 15.4%, compared to services revenues of $139.2 million for the 26-week period ended July 2, 2001. The decrease in revenues was generally consistent with the general economic slowdown and the resulting lower demand for the Company's services. The Company also has seen a significant decrease in permanent placement revenues.

         Gross Profit: Gross profit margin was 20.4% for the 13-week period ended July 1, 2001, compared to 20.9% for the 13-week period ended July 2, 2000. Gross profit margin was 20.1% for the 26-week period ended July 1, 2001, compared to 21.1% for the 26-week period ended July 2, 2000. The decrease in gross profit margin was primarily related to a reduction in higher margin permanent placement business coupled with increased pricing competition for staffing services due to the general economic slowdown.

         Operating Expenses: Selling, general and administrative expenses as a percentage of service revenues were 15.4 % and 15.3% for the 13-week periods ended July 1, 2001 and July 2, 2000, respectively; intangible amortization as a percentage of service revenues was 0.9% for each of the 13-week periods ended July 1, 2001 and July 2, 2000.

         During the 13- and 26-week periods ended July 1, 2001, the Company continued to evaluate under-performing offices and markets in an effort to eliminate additional operating expenses. The Company recognized restructuring charges of approximately $1.0 million and $1.2 million, respectively, primarily related to additional lease costs incurred with exiting the Company's contractual lease obligations on closed facilities, as well as severance charges related to the elimination of several operational positions and senior level management positions. The Company anticipates that it will continue to evaluate under-performing operations and make additional changes as needed.

         Income from Operations: Operating margin for the 13-week period ended July 1, 2001 was 2.4%, compared to 4.7% for the 13-week period ended July 2, 2000. The decrease in operating margin was due largely to the decrease in gross profit margin, coupled with the increase in operating expenses associated with restructuring charges.

IT Segment

         Service Revenues: Service revenues for the 13-week period ended July 1, 2001 were $8.5 million, a decrease of $4.8 million, or 36.1%, compared to service revenues of $13.3 million for the 13-week period ended July 2, 2000. Service revenues for the 26-week period ended July 1, 2001 were $18.6 million, a decrease of $7.9 million, or 29.8%, compared to service revenues of $26.5 million for the 26-week period ended July 2, 2000. The decrease in service revenues was generally consistent with the general economic slowdown and more specifically with the sharper downturn in the IT sector of the economy and the resulting lower demand for the segment's services.

         Gross Profit: Gross profit margin for the 13-week period ended July 1, 2001 was 32.1%, compared to 26.0% for the 13-week period ended July 2, 2000. Gross profit margin for the 26-week period ended July 1, 2001 was 30.2%, compared to 27.6% for the 26-week period ended July 2, 2000. The increase in gross profit percentage was due primarily to increased utilization of that segment's resources, rather than reliance on more costly subcontractor labor.

         Operating Expenses: Operating expenses, excluding intangible amortization, as a percentage of service revenues were 27.6 % and 24.5% for the 13-week periods ended July 1, 2001 and July 2, 2000, respectively. Operating expenses, excluding intangible amortization, as a percentage of service revenues were 25.7 % and 24.0% for the 26-week periods ended July 1, 2001 and July 2, 2000, respectively. The increase was due primarily to increased credit losses due to the downturn in the IT sector.

         Intangible amortization as a percentage of revenues was 5.0 % for the 13-week period ended July 1, 2001 and 3.1% for the 13-week period ended July 2, 2000. Intangible amortization as a percentage of revenues was 4.6 % for the 26-week period ended July 1, 2001 and 3.1% for the 26-week period ended July 2, 2000. The change was due primarily to increased goodwill related to payments on acquisition earnouts.

         Loss from Operations: The operating margin was (0.5%) for the 13-week period ended July 1, 2001, compared to an operating margin of (1.6%) for the 13-week period ended July 2, 2000. The operating margin was (0.1%) for the 26-week period ended July 1, 2001, compared to an operating margin of 0.5% for the 26-week period ended July 2, 2000. The decrease in income from operations was due primarily to the reduction in gross profit.

Liquidity and Capital Resources

         For the 26-week period ended July 1, 2001, net cash provided by operating activities was $15.0 million, compared to $6.0 million for the 26-week period ended July 2, 2000. The change in operating cash flow was primarily a result of a net increase in cash provided from certain working capital components, primarily accounts receivable and income tax receivable.

         The Company's investing activities for the 26-week period ended July 1, 2001 used approximately $3.3 million, compared to $6.0 million for the 26-week period ended July 2, 2000. The Company's investing activities used approximately $0.8 million to purchase property and equipment and approximately $2.4 million for notes receivable issued during the 26-week period ended July 1, 2001. By comparison, the Company used approximately $1.2 million to purchase a 12.5% equity interest in BioLynx, Inc. common stock, $1.7 million to purchase property and equipment and approximately $3.1 million in acquisition earnouts during the 26-week period ended July 2, 2000.

         The Company's financing activities for the 26-week period ended July 1, 2001 provided approximately $4.3 million, compared to using $1.6 million for the 26-week period ended July 2, 2000, primarily from borrowings under the Company's revolving credit facility.

         As of June 29, 2001, the Company entered into a Third Amendment to Amended and Restated Credit Agreement (the "Amendment") with Wells Fargo Bank Northwest, N.A. ("Wells Fargo") and Bank One, NA ("Bank One") (collectively, the "Lenders") to extend the Company's line of credit, which expired July 1, 2001. Pursuant to the Amendment, the Company's line of credit was reduced from $30 million to $18 million, $8 million of which is available for borrowing in cash, with a maturity date of June 30, 2002, and $10 million of which is available under letters of credit to be issued solely as required by the Company's workers' compensation insurance providers, with a maturity date of January 1, 2003. Also pursuant to the Amendment, certain financial covenants of the credit facility were modified. The Amendment provides for borrowings at a federal reserve prime rate (6.75% as of July 1, 2001) plus 2.5 percentage points. The credit facility contains an annual commitment fee of three-eighths of one percent on any unused portion, payable quarterly. As of July 1, 2001 the Company had approximately $19 million outstanding under the credit facility. The Company also had letters of credit of $6.7 million outstanding for purposes of securing its workers' compensation premium obligation. On July 5, 2001, the Company paid $12.5 million (the "Payment") to the Lenders to reduce the amount of debt outstanding under the credit facility in order to comply with the cash borrowing provisions of the Amendment. Additionally, the credit facility provides for an additional fee of approximately $250,000 unless the Lenders are paid in full and their credit commitment is terminated on or before June 15, 2002.

         As a condition to the execution of the Amendment, the Company agreed to grant to the Lenders and to holders of the Company's senior unsecured notes (the "Noteholders") a security interest in all of the Company's assets including, without limitation, all accounts receivable. Pursuant to the Amendment, the collateralization of the Company's assets, which would include allocation of such collateral between the Lenders and the Noteholders, was to have been completed on or before July 30, 2001, and the Lenders and Noteholders were to have entered into an intercreditor agreement on or before such date. The Company had previously been informed by the Lenders that they were unwilling to renew the credit facility, which had been unsecured, upon its expiration unless the Company granted to the Lenders a security interest in its assets. In order to complete the transactions set forth in this paragraph, the Noteholders must consent to a waiver or amendment of certain financial covenants set forth in the Note Purchase Agreement dated September 1, 1998, as amended. The Company is currently in the process of seeking such Noteholder consent. Although the Lenders and the Noteholders have yet to execute an intercreditor agreement, the Lenders and the Noteholders have both waived default and agreed to extend the deadline for completion of the intercreditor agreement and the collateralization transaction set forth in this paragraph to August 31, 2001.

         In conjunction with the Payment, the Company entered into a letter agreement dated July 5, 2001 with the Lenders pursuant to which the Lenders waived default under certain financial covenants of the Amendment, including the provision that outstanding cash borrowings under the credit facility not exceed $8 million in the aggregate as of the date of the Amendment.

         The Company also has outstanding approximately $29.5 million of senior unsecured notes consisting of two components. The first component consists of senior unsecured notes in the aggregate amount of $25.3 million with a final nine-year maturity and an average maturity of six years. The second component consists of senior unsecured notes in the aggregate amount of $4.2 million due in a single payment in 2003. As a condition to obtaining approval from the Noteholders to the execution of the Amendment, effective July 1, 2001 the effective rate on the notes outstanding was changed as follows: the effective rate on the first component was increased from 6.95% to 8.95% while the effective rate on the second component was increased from 6.72% to 8.72%. The change in the interest rate charged on the senior notes will have an annual impact of approximately $0.6 million on the Company's financial operations .

         In connection with the sale of certain assets, as described in Note 3, the Company entered into an Amendment to Note Purchase Agreement (the "Note Amendment") to amend the Note Purchase Agreement (the "Note Purchase Agreement") dated September 1, 1998 by and among the Company and certain noteholders (the

"Noteholders"), pursuant to which the Noteholders consented to the asset sale. Under the Note Amendment, the Company agreed to amend the Note Purchase Agreement to reduce the minimum Consolidated Net Worth (as defined in the Note Purchase Agreement) requirement of the Company. As consideration for the Note Amendment, the Company agreed to pay the holders of the notes 50% of: (i) the proceeds of the accounts receivable of approximately $9.0 million, retained in the transaction, of which approximately $7.1 million had been collected as of July 1, 2001; (ii) contingent payments of approximately $3.5 million as provided in the purchase agreement concerning the asset sale; and (iii) estimated tax refunds, associated with the sale, of approximately $7.2 million, of which approximately $7.1 million had been received as of July 1, 2001. However, under terms of the Note Amendments, the Company may use the accounts receivable received to fund disbursements by it under the loan to HD, in which case the Company will make the agreed prepayment in the quarter in which HD repays the loan. For the 26-week period ended July 1, 2001 the Company had advanced to HD approximately $2.4 million. Under the Note Amendment, such prepayments are to be applied to reduce the principal amount of the last required payments under the Note Purchase Agreement. As of July 2, 2001, approximately $5.5 million had been paid to the noteholders in accordance with terms of the Note Amendment. Subsequent to July 2, 2001 an additional $0.4 million was paid to the Noteholders in accordance with the terms of the Note Amendment.

         To align staff costs and branch office requirements with existing sales volume, the Company is streamlining its corporate structure and consolidating and/or eliminating branch offices in under-performing markets. During the 13-week period ended July 1, 2001, the Company recorded a pre-tax restructuring charge of approximately $1.0 million related primarily to the closure or consolidation of five under-performing branch offices and the Company's estimate of future lease costs to be incurred in relation to those offices, as well as severance charges related to the elimination of several operational and senior level positions. During the 26-week period ended July 1, 2001, the Company recorded a pre-tax restructuring charge of approximately $1.2 million related primarily to the closure or consolidation of under-performing branch offices, as well as severance charges related to the elimination of several operational and senior level positions. The future expected net lease payments and the accrued severance payments, totaling approximately $535,000, are reflected in the condensed consolidated balance sheet as accrued liabilities. The Company is endeavoring to lessen potential future lease payments by (i) transferring the lease liability to other tenants, (ii) subleasing the abandoned facilities or
(iii) negotiating discounted buyouts of the lease contracts. Consequently, the Company's estimates may change based on its ability to effectively lessen such future lease payments.

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


Recent Accounting Pronouncements

         In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets, effective for the Company's fiscal years ending after December 30, 2001. With the adoption of SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer subject to amortization. Rather, goodwill and intangible assets with indefinite lives will be subject to assessment for impairment by applying a fair-value-based test rather than an undiscounted cash flow approach currently used by the Company.

         Additionally, under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged; unless the intangible assets identified have an indefinite life, those assets will be amortized over their useful life. Assets of the Company that have been separately identified include, but are not limited to, trademarks and trade names, non-compete agreements and customer lists.

         Under SFAS No. 142 the Company will continue to amortize existing goodwill and intangible assets through the end of its current fiscal year. However, any new goodwill acquired subsequent to June 30, 2001 will not be amortized. Other separately identified intangible assets acquired subsequent to June 30, 2001 may be amortized over their useful life depending on whether or not they have a definite life. In addition to discontinuing amortization of existing goodwill and other intangible assets with indefinite lives, the Company anticipates adoption of SFAS No. 142 could result in an impairment of a significant portion of the existing goodwill and assets with an indefinite life currently carried on the balance sheet when subjected to a fair-value-based test. However, the Company is assessing SFAS No. 142 and has not yet quantified the impact adoption will have on its results of operations or financial position. For the 26 weeks ended July 1, 2001, amortization related to goodwill was approximately $1.3 million.

Forward-looking Statements

Statements contained in this report which are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Forward-looking statements contained in this report include statements regarding the Company's opportunities, existing and proposed service offerings, market opportunities, expectations, goals, revenues, financial performance, strategies and intentions for the future and are indicated by the use of words such as "believe," "expect," "intend," "anticipate," "likely," "plan" and other words of similar meaning. All forward-looking statements included in this report are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Readers are cautioned that all forward-looking statements involve risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those anticipated in such statements, including but not limited to the Company's ability to implement its business strategy, which, in turn, is dependent upon a number of factors, including: the availability of working capital to support growth; failure of the Company to secure adequate financing to continue to fund its current operations; plans to integrate and expand the Company's offering of IT services; the Company's ability to integrate the operations of acquired businesses; management's ability and resources to implement its business strategy; the Company's ability to attract and retain the staff, temporary and other employees needed to implement the Company's business plan and meet customer needs; and the successful hiring, training and retention of qualified field management. Future results also could be affected by other factors associated with the operation of the Company's business, including: the Company's response to existing and emerging competition; demand for the Company's services; the Company's ability to maintain profit margins in the face of pricing pressures; the Company's efforts to develop and maintain customer and employee relationships; economic fluctuations; employee-related costs; and the unanticipated results of future litigation.

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

Revolving Credit Facility: The Company's credit facility bears interest at a federal reserve prime rate plus 2.5%; at July 1, 2001, such prime rate was 6.75%. For the 13-week period ended July 1, 2001, the Company had approximately $19.0 million in advances outstanding under the revolving credit facility. Subsequent to July 1, 2001, the Company paid $12.5 million to its lenders to reduce the amount of debt outstanding under the credit facility in order to comply with the cash borrowing provisions of the Amendment

Senior Notes: For the 26-week period ended July 1, 2001, the Company's outstanding borrowings on the senior notes were $29.6 million, with a weighted average fixed interest rate of 6.92%. The estimated fair value of the obligations on the senior notes, using a discount rate of 8.75% over the expected maturities of the obligations, is approximately $27.6 million. The fair value of the Company's senior notes is estimated by discounting expected cash flows at a federal reserve prime rate, (6.75% at July 1, 2001) plus 2%. If the discount rate were to increase by 10% to 9.6%, the estimated fair value of the obligation on the unsecured notes would be approximately $26.9 million. If the discount rate were to decrease by 10% to 7.9%, the estimated fair value of the obligation on the unsecured notes would be approximately $28.3 million.

         Effective July 1, 2001, as a condition to obtaining approval from the Noteholders in the execution of the Note Amendment, the effective rate on the notes outstanding was changed as follows: the effective rate on the first component of approximately $25.3 million, was increased from 6.95% to 8.95% while the effective rate on the second component of approximately $4.3 million, was increased from 6.72% to 8.72%. The estimated fair value of the notes, based on the modified rate changes and using a discount rate of 8.75% (a federal reserve prime rate plus 2%) over the expected maturities of the obligations, is approximately $29.2 million. If the discount rate were to increase by 10% to 9.6%, the estimated fair value of the obligation on the unsecured notes would be approximately $28.5 million. If the discount rate were to decrease by 10% to 7.9%, the estimated fair value of the obligation on the unsecured notes would be approximately $30.0 million. As discussed in Note 5, however, although the Lenders and the Noteholders have yet to execute an intercreditor agreement, the Lenders and the Noteholders have both waived default and agreed to extend the deadline for completion for the intercreditor agreement and the collateralization transaction, referred to in Item 2 hereof, to August 31, 2001.

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


Item 6.  Exhibits and Reports on Form 8-K.

a)       None.

b) Current Report on Form 8-K dated July 5, 2001, filed January 12, 2001. Items reported included Item 5, Other Events.

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SOS STAFFING SERVICES, INC.



         Dated: August 15, 2001         /s/ JoAnn W. Wagner
                                        -------------------
                                            JoAnn W. Wagner
                                            Chairman, President and
                                            Chief Executive Officer



         Dated: August 15, 2001        /s/ Kevin Hardy
                                       ---------------
                                           Kevin Hardy
                                           Senior Vice President and
                                           Chief Financial Officer