Form 10-Q
period 2001-09-30
SOS STAFFING SERVICES INC
filed 2001-11-14
CIK 945437

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________to__________

                         Commission File Number 0-26094


                           SOS STAFFING SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Utah                                         87-0295503
        ---------------------------                    -----------------------
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

          Class of Common Stock                 Outstanding at November 9, 2001
      -----------------------------             -------------------------------
      Common Stock, $0.01 par value                       12,691,398


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
                  As of September 30, 2001 and December 31, 2000                                               3

         Condensed Consolidated Statements of Operations
                  For the 13- and 39-week periods ended September 30, 2001 and October 1, 2000                 5

         Condensed Consolidated Statements of Cash Flows
                  For the 39-week periods ended September 30, 2001 and October 1, 2000                         6

         Notes to Condensed Consolidated Financial Statements                                                  8

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                                                     15

Item 3.  Qualitative and Quantitative Disclosures About Market Risk                                           24



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                    25

Item 4.  Submission of Matters to a Vote of Security Holders                                                  25

Item 6.  Exhibits and Reports on Form 8-K                                                                     25

Signatures                                                                                                    26

                The accompanying notes to condensed consolidated
               financial statements are an integral part of these
                     condensed consolidated balance sheets.


4


         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                     ------
                                (in thousands)


                                                     September 30, December 31,
                                                        2001         2000
                                                      ---------    ---------

CURRENT ASSETS
    Cash and cash equivalents                          $   1,953    $   1,185
    Accounts receivable, less allowances of
       $2,384 and $2,916, respectively                    28,364       44,488
    Current portion of workers' compensation deposit         273          213
    Prepaid expenses and other                             1,101        1,032
    Current deferred income tax asset                      3,408        5,852
    Income tax receivable                                    126        8,088
                                                       ---------    ---------
       Total current assets                               35,225       60,858
                                                       ---------    ---------

PROPERTY AND EQUIPMENT, at cost
    Computer equipment                                     6,045        3,935
    Office equipment                                       4,048        4,009
    Leasehold improvements and other                       1,926        1,834
                                                       ---------    ---------
                                                          12,019        9,778
    Less accumulated depreciation and amortization        (6,856)      (5,456)
                                                       ---------    ---------
       Total property and equipment, net                   5,163        4,322
                                                       ---------    ---------

OTHER ASSETS
    Intangible assets, less accumulated amortization
       of $13,994 and $14,979, respectively               58,721       92,007
    Deferred income tax asset, long-term                   4,557         --
    Notes receivable, less reserves
       of $3,421 and $0, respectively                       --          1,000

    Deposits and other assets                              1,735        3,201
                                                       ---------    ---------
       Total other assets                                 65,013       96,208
                                                       ---------    ---------

       Total assets                                    $ 105,401    $ 161,388
                                                       ---------    ---------


                The accompanying notes to condensed consolidated
               financial statements are an integral part of these
                     condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                    September 30,  December 31,
                                                        2001          2000
                                                     ---------      ---------
CURRENT LIABILITIES
    Line of credit                                  $   4,149       $   9,000
    Current portion of notes payable                       75           8,273
    Accounts payable                                      772           2,667
    Accrued payroll costs                               3,859          10,196
    Current portion of workers'
    compensation reserve                                4,267           4,689
    Accrued liabilities                                 6,020           5,966
    Accrued acquisition earnouts                         --                55
                                                    ---------       ---------
       Total current liabilities                       19,142          40,846
                                                    ---------       ---------

LONG-TERM LIABILITIES
    Notes payable, less current portion                29,020          27,000
    Workers' compensation reserve,
    less current portion                                  969           1,064
    Deferred income tax liability                        --               652
    Deferred compensation liabilities                     675             941
                                                    ---------       ---------
       Total long-term liabilities                     30,664          29,657
                                                    ---------       ---------

SHAREHOLDERS' EQUITY
    Common stock                                          127             127
    Additional paid-in capital                         91,693          91,693
    Accumulated deficit                               (36,225)           (935)
                                                    ---------       ---------
       Total shareholders' equity                      55,595          90,885
                                                    ---------       ---------

       Total liabilities and shareholders' equity   $ 105,401       $ 161,388
                                                    ---------       ---------



                The accompanying notes to condensed consolidated
               financial statements are an integral part of these
                     condensed consolidated balance sheets.


                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                           13 Weeks Ended                   39 Weeks Ended
                                                                    September 30,      October 1,     September 30,     October 1,
                                                                       2001                2000          2001             2000
                                                                ---------------  --------------- ---------------- ---------------
SERVICE REVENUES                                                 $     69,660     $     86,904    $    205,974     $    252,628
DIRECT COST OF SERVICES                                                55,622           66,775         162,706          195,802
                                                                ---------------  --------------- ---------------- ---------------
    Gross profit                                                       14,038           20,129          43,268           56,826
                                                                ---------------  --------------- ---------------- ---------------

OPERATING EXPENSES:
    Selling, general and administrative                                12,178           14,873          37,179           46,095
    Restructuring charges                                                 204               --           1,430               --
    Intangible amortization                                               967            1,037           2,926            3,192
    Loss from impairment of intangibles                                32,526               --          32,526               --
                                                                ---------------  --------------- ---------------- ---------------
       Total operating expenses                                        45,875           15,910          74,061           49,287
                                                                ---------------  --------------- ---------------- ---------------

(LOSS) INCOME FROM OPERATIONS                                         (31,837)           4,219         (30,793)           7,539

OTHER EXPENSE                                                            (759)            (997)         (2,239)          (3,124)
                                                                ---------------  ---------------  ---------------- ---------------

(LOSS) INCOME BEFORE INCOME TAXES                                     (32,596)           3,222         (33,032)           4,415

INCOME TAX BENEFIT (PROVISION)                                            477           (1,300)            672           (1,708)
                                                                ---------------  --------------- ---------------- ---------------

(LOSS) INCOME FROM CONTINUING OPERATIONS                              (32,119)           1,922         (32,360)           2,707

LOSS FROM DISCONTINUED OPERATIONS (net of income tax benefit)
    (Note 3)                                                             (259)            (432)         (2,930)          (1,417)
                                                                ---------------  --------------- ---------------- ---------------

NET (LOSS) INCOME                                                $    (32,378)    $      1,490    $    (35,290)    $      1,290
                                                                ---------------  --------------- ---------------- ---------------

BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE:
    (Loss) income from continuing operations                     $      (2.53)    $       0.15    $      (2.55)    $       0.21
    Loss from discontinued operations                                   (0.02)           (0.03)          (0.23)           (0.11)
                                                                ---------------  --------------- ---------------- ---------------
       Net (loss) income                                         $      (2.55)    $       0.12    $      (2.78)    $       0.10
                                                                ---------------  --------------- ---------------- ---------------

WEIGHTED AVERAGE COMMON SHARES:
    Basic and diluted                                                  12,691           12,691          12,691           12,691


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


                                         SOS STAFFING SERVICES, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                (in thousands)


                                                                              39 Weeks Ended
                                                               September 30, 2001         October 1, 2000
                                                               ------------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                              $(35,290)                $  1,291
     Adjustments to reconcile net (loss) income
         to net cash provided by operating activities:
         Depreciation and amortization                                 4,486                    6,435
         Loss on impairment of intangibles                            32,526                     --
         Deferred income taxes                                        (2,765)                     205
         Loss on disposition of assets                                    77                       14
         Loss on disposal of discontinued operations                   3,421                     --
         Changes in operating assets and liabilities:
             Accounts receivable, net                                 16,124                   (4,410)
             Workers' compensation deposit                               (60)                     361
             Prepaid expenses and other                                  (69)                    (549)
             Deposits and other assets                                   (50)                     180
             Accounts payable                                         (1,895)                     982
             Accrued payroll costs                                    (6,338)                   1,889
             Workers' compensation reserve                              (517)                     715
             Accrued liabilities                                          73                      243
             Income taxes receivable                                   7,963                      852
                                                                    --------                 --------
                Net cash provided by operating activities             17,686                    8,208
                                                                    --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for equity investment in common stock                    --                     (1,250)
     Issuance of notes receivable                                     (2,421)                    --
     Purchases of property and equipment                              (1,251)                  (2,350)
     Payments on acquisition earnouts                                 (2,218)                  (3,354)
                                                                    --------                 --------
                Net cash used in investing activities                 (5,890)                  (6,954)
                                                                    --------                 --------



                           SOS STAFFING SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
                                 (in thousands)
                                                                                 39 Weeks Ended
                                                               September 30, 2001            October 1, 2000
                                                               ------------------            ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                     $ 26,992                       $ 13,288
     Principal payments on borrowings                              (38,020)                       (15,567)
                                                                  --------                       --------
                     Net cash used in financing activities         (11,028)                        (2,279)
                                                                  --------                       --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                768                         (1,025)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                               1,185                          2,577
                                                                  --------                       --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                  $  1,953                       $  1,552
                                                                  --------                       --------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest                                                      $  3,199                       $  3,499
    Income taxes                                                    (7,690)                           113


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

Note 2.  Earnings Per Share

         The following is a reconciliation of the numerator and denominator used to calculate basic and diluted (loss) income from continuing operations per common share for the periods presented (in thousands, except per share amounts):


                          -------------------------------------------------------------------------------------------
                              13 Weeks Ended September 30, 2001               13 Weeks Ended October 1, 2000
                          -------------------------------------------------------------------------------------------
                            Loss from                                  Income from
                           continuing                   Per Share       continuing                      Per Share
                           operations      Shares         Amount        operations        Shares          Amount
                          -------------------------------------------------------------------------------------------
Basic                        $ (32,119)        12,691    $   (2.53)      $     1,922          12,691     $      0.15
Effect of Stock Options                            --                                            --
                          ----------------------------                --------------------------------
Diluted                      $ (32,119)        12,691    $   (2.53)      $     1,922          12,691     $      0.15
                          ----------------------------                --------------------------------

                          -------------------------------------------------------------------------------------------
                              39 Weeks Ended September 30, 2001               39 Weeks Ended October 1, 2000
                          -------------------------------------------------------------------------------------------
                           Loss from                                  Income from
                           continuing                   Per Share       continuing                      Per Share
                           operations      Shares         Amount        operations        Shares          Amount
                          -------------------------------------------------------------------------------------------
Basic                        $ (32,360)        12,691    $   (2.55)      $     2,707          12,691     $      0.21
Effect of Stock Options                            --                                            --
                          ----------------------------                --------------------------------
Diluted                      $ (32,360)        12,691    $   (2.55)      $     2,707          12,691     $      0.21
                          ----------------------------                --------------------------------

         At September 30, 2001, there were outstanding options to purchase approximately 1,291,000 shares of common stock that were not included in the computation of diluted income from continuing operations per common share because of the Company's loss from continuing operations. At October 1, 2000, there were outstanding options to purchase approximately 950,000 shares of common stock that were not included in the computation of diluted income from continuing operations per common share because the exercise prices of such options were greater than the average market price of the common shares.

Note 3.  Discontinued Operations

          On December 29, 2000, Inteliant Corporation ("Inteliant"), a wholly owned subsidiary of the Company, sold to Herrick Douglass ("HD") its consulting division and related tangible and intangible assets. The consulting division sold to HD consisted of a full suite of information technology consulting, e-business and telecommunication services, which services were marketed to Fortune 1000, mid-tier and early stage companies, government agencies and educational institutions.

         As part of the sale of the consulting division, the Company agreed to extend a one year subordinated loan to HD of up to a maximum of $3.5 million to meet HD's operating needs. The promissory note from HD evidencing the loan bore interest at 10% per annum on any outstanding principal and was due and payable on or before December 31, 2001. The note was amended in May 2001 to provide for an accumulated interest payment on December 31, 2001, with the principal balance to be paid in 36 monthly installments beginning in January 2002 at an annual interest rate of 12%. As of September 30, 2001, the Company had advanced to HD approximately $3.4 million. Additionally, the Company has established a $3.4 million bad debt reserve to reflect the Company's belief that it will not receive the balance due on the note issued by HD. The Company also has written off as uncollectible approximately $1.4 million in accounts receivable retained in the transaction.

         Operating results of the discontinued consulting division for the 13- and 39-week periods ended September 30, 2001 and October 1, 2000 have been classified as discontinued operations in the accompanying consolidated financial statements as follows (in thousands):


                                                            13 Weeks Ended                        39 Weeks Ended
                                                     September 30,     October 1,         September 30,      October 1,
                                                         2001             2000                 2001             2000
                                                    ---------------- --------------- --- ----------------- ---------------
Revenues                                               $       --      $    9,994           $       --       $   27,835
Cost of services                                               --           6,776                   --           19,669
                                                    ---------------- --------------- --- ----------------- ---------------
Gross profit                                                   --           3,218                   --            8,166
Operating and other expenses                                  420           3,737                1,442           10,120
                                                    ---------------- --------------- --- ----------------- ---------------
Loss from discontinued operations before income
   tax                                                       (420)           (519)              (1,442)          (1,954)
Income tax benefit                                            161              87                  553              537
                                                    ---------------- --------------- --- ----------------- ---------------
Loss from discontinued operations                            (259)           (432)                (889)          (1,417)
                                                    ---------------- --------------- --- ----------------- ---------------

Loss on sale of discontinued operations                        --              --               (3,307)              --
Income tax benefit                                             --              --                1,266               --
                                                    ---------------- --------------- --- ----------------- ---------------
                                                               --              --               (2,041)              --
                                                    ---------------- --------------- --- ----------------- ---------------
                                                       $     (259)     $     (432)          $   (2,930)      $   (1,417)
                                                    ---------------- --------------- --- ----------------- ---------------


Note 4.  Intangible Assets

         Intangible assets consist of the following amounts as of September 30, 2001 and December 31, 2000 (in thousands):


                                                                      September 30, 2001   December 31, 2000
                                                                     --------------------- -------------------
      Goodwill                                                           $    51,690           $     84,365
      Trademarks and trade names                                              18,353                 19,260
      Non-compete agreements                                                   1,858                  2,507
      Other intangible assets                                                    814                    854
                                                                     --------------------- -------------------
                                                                              72,715                106,986
      Less:
           Accumulated amortization goodwill                                  (9,169)               (10,361)
           Accumulated amortization trademarks and trade names                (2,508)                (2,135)
           Accumulated amortization non-compete agreements                    (1,742)                (1,956)
           Accumulated amortization other intangible assets                     (575)                  (527)
                                                                     --------------------- -------------------
                                                                         $    58,721           $     92,007
                                                                     --------------------- -------------------

         Goodwill and trademarks and trade names are amortized, using the straight-line method, over 30 years; non-compete agreements and other intangible assets are generally being amortized using the straight-line method over three to six years.

         Long-lived assets, including goodwill and other intangible assets, are reviewed for impairment at the lowest level of indentifiable cash flows whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events or circumstances have occurred that indicate possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. When such estimate of the future undiscounted cash flows is less than the carrying amount of intangibles, a potential impairment exists.

         During fiscal 2001, the Company experienced a significant downturn in the operations of Inteliant. The Company implemented a plan to reduce operating costs and increase profitability. However, during the 13-week period ended September 30, 2001, several companies that had been acquired by Inteliant experienced a greater than 50 percent reduction in revenues, a significant reduction in billable hours and the loss of certain customers. Accordingly, the Company evaluated projected non-discounted cash flows in light of estimated operations and determined that the book value of such assets had been impaired. The fair value of the assets was determined using an independent valuation that considered all possible cash flows for the continued use and ultimate disposition  of such  assets.  Consequently,  during the  13-week  period  ended
September 30, 2001, the Company recorded a non-cash charge to operations of approximately $32.5 million to write off goodwill and certain other intangible assets.

         In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets, effective for the Company's fiscal years ending after December 30, 2001. With the adoption of SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer subject to amortization. Rather, goodwill and intangible assets with indefinite lives will be subject to an annual assessment for impairment by applying a fair-value-based test rather than the undiscounted cash flow approach currently used by the Company.

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

         Under SFAS No. 142, the Company will continue to amortize existing goodwill and intangible assets through the end of its current fiscal year. However, any new goodwill acquired subsequent to June 30, 2001 will not be amortized. Other separately identified intangible assets acquired subsequent to June 30, 2001 may be amortized over their useful life depending on whether they have a definite life. In addition to discontinuing amortization of existing goodwill and other intangible assets with indefinite lives, the Company anticipates adoption of this statement could result in an impairment of a significant portion of the existing goodwill and indefinite lived assets currently carried on the balance sheet when subjected to a fair-value-based test. However, the Company is assessing SFAS No. 142 and has not yet quantified the impact adoption will have on the results of its operations or financial position. For the 39-week period ended September 30, 2001, amortization related to goodwill and intangibles was approximately $2.9 million.

Note 5.  Credit Facility and Notes Payable

         During fiscal 2001 the Company entered into a Third Amendment to Amended and Restated Credit Agreement (the "Credit Amendment") with Wells Fargo Bank Northwest, N.A. ("Wells Fargo") and Bank One, NA ("Bank One") (collectively, the "Lenders") to extend for one year the Company's line of credit, which was scheduled to expire July 1, 2001. Pursuant to the Credit Amendment, the Company's line of credit was reduced from $30 million to $18 million, $8 million of which is available for borrowing in cash, with a maturity date of June 30, 2002, and $10 million of which is available under letters of credit to be issued solely as required by the Company's workers' compensation insurance providers, with a maturity date of January 1, 2003. Also pursuant to the Credit Amendment, certain financial covenants of the credit facility were modified. The Credit Amendment provides for borrowings at a federal reserve prime rate (6.00% as of September 30, 2001) plus 2.5 percentage points. The credit facility contains an annual commitment fee of three-eighths of one percent on any unused portion, payable quarterly. As of September 30, 2001 the Company had approximately $4.1 million outstanding under the credit facility. The Company also had letters of credit of $6.7 million outstanding for purposes of securing its workers' compensation premium obligation. Additionally, the credit facility provides for an additional fee of $250,000 unless the Lenders are paid in full and their credit commitment is terminated on or before June 15, 2002.

         On September 5, 2001, the Company entered into an Amendment No. 2 to Note Purchase Agreement (the "Amendment"), dated as of July 30, 2001, with the holders of its $5 million aggregate principal amount of Senior Notes, Series A, due September 1, 2003 and the holders of its $30 million aggregate principal amount of Senior Notes, Series B, due September 1, 2008 (collectively, the "Noteholders"), whereby the Noteholders waived the Company's temporary noncompliance with certain financial covenants under the Company's bank credit facility and the existing note purchase agreements with the Noteholders during the Company's fiscal quarter ended June 30, 2001.

         Pursuant to the Amendment, the Series A Notes bear interest at the rate of 8.72% per annum and any overdue payments bear interest at the greater of 10.72% and 2% over the prime rate of The First National Bank of Chicago, while the Series B Notes bear interest at the rate of 8.95% per annum and any overdue payments bear interest at the greater of 10.95% and 2% over the prime rate of The First National Bank of Chicago. The change in the interest rate charged on the senior notes is projected to have an annual impact of approximately $0.6 million on the Company's financial operations.

         In addition, as consideration for the Amendment, the Company and each of its subsidiaries entered into a security agreement dated as of July 30, 2001 with State Street Bank and Trust Company, as collateral agent (the "Collateral Agent"), on behalf of Wells Fargo Bank, National Association, as administration agent under the Company's bank credit facility, the financial institutions which from time to time are parties to the credit facility as lenders thereunder (collectively, the "Lenders") and the Noteholders, pursuant to which the Company offered as collateral security for the senior notes the pledge and grant by the Company and each subsidiary of a security interest in and lien upon all of its personal property assets including, without limitation, all accounts receivable, intellectual property rights and shares of capital stock of the Company's subsidiaries. Such security interests shall be a first priority security interest to the extent such interests cover accounts receivable of the Company and each subsidiary and, as to other items of collateral, shall have a priority as mutually agreed by the Noteholders and the Lenders pursuant to an intercreditor agreement among such parties and the Collateral Agent dated as of July 30, 2001. In addition, all obligations of the Company under the credit facility and the note purchase agreements are guaranteed by the subsidiaries.

         The Amendment also provides for optional or mandatory prepayments, as the case may be, upon the occurrence of certain events including, but not limited to, a change in control, transfer of property or issuance of equity securities of the Company. In addition, the Amendment provides that the Company shall deliver certain financial statements within 30 days of the end of each calendar month as well as an officer's certificate in connection with the delivery of financial statements for the last month of each fiscal quarter of the Company. Also as consideration for the Amendment and waiver by the Noteholders, the Company paid an amendment fee to the Noteholders of $200,000 in the aggregate, as well as fees and expenses of the Noteholders' special counsel. The Company also shall pay on June 15, 2002 a supplemental note fee of $250,000, which amount shall be waived if the Company has paid all amounts due and outstanding under the note purchase agreements prior to such date. Also pursuant to the Amendment, certain financial covenants of the Company were modified.

         Also in conjunction with the Amendment, the Company entered into a Fourth Amendment to Amended and Restated Credit Agreement with the Lenders dated as of September 4, 2001 in order to make conforming changes with respect to the collateralization transaction described above.

         As of September 30, 2001 the Company had outstanding approximately $29.1 million of its senior secured notes: $4.1 million due in a single payment in September 2003 related to the series A secured notes and $25 million related to the series B secured notes with a final payment due no later than September 2008.

         The Company's revolving credit facility and note purchase agreements contain certain restrictive covenants, including certain debt ratios and restrictions on the sale of capital assets. As of September 30, 2001, the Company was in compliance with such covenants.

Note 6.  Segment Reporting

         Based on the types of services offered to customers, the Company has identified two reportable operating segments: commercial staffing and information technology ("IT"). The commercial staffing segment provides staffing services to companies by furnishing temporary clerical, industrial, light-industrial, technical and professional and permanent placement services. The IT segment provides temporary and contract-to-hire staffing services (including computer programming, system design, analysis and administration, network and systems management and software and documentation development).

         Information concerning continuing operations by operating segment for the 13- and 39-week periods ended September 30, 2001 and October 1, 2000 is as follows (in thousands):



Segment Operations (unaudited)
                                                13 Weeks Ended                              39 Weeks Ended
                                   -----------------------------------------    ----------------------------------------
                                    September 30, 2001     October 1, 2000       September 30, 2001    October 1, 2000
                                   ----------------------  -----------------    ---------------------  -----------------
Service revenues                        (unaudited)          (unaudited)            (unaudited)          (unaudited)
    Commercial                       $      63,715           $      73,470        $     181,433          $     212,665
    IT                                       5,945                  13,434               24,541                 39,977
    Other                                       --                      --                   --                    (14)
                                   -----------------------------------------    ---------------------  -----------------
                                     $      69,660           $      86,904        $     205,974          $     252,628
                                   -----------------------------------------    ---------------------  -----------------

(Loss) income from operations
    Commercial                       $       2,097           $       3,730        $       4,611          $       9,299
    IT                                     (33,048)                  1,305              (33,062)                 1,428
    Other (unallocated)                       (886)                   (816)              (2,342)                (3,188)
                                   -----------------------------------------    ---------------------  -----------------
                                     $     (31,837)          $       4,219        $     (30,793)         $       7,539
                                   -----------------------------------------    ---------------------  -----------------

Segment Assets
                             September 30, 2001      December 31, 2000
                            ----------------------  ---------------------
Identifiable assets              (unaudited)            (unaudited)
    Commercial                $      82,036           $      94,901
    IT                               15,128                  60,423
    Other (unallocated)               8,237                   6,064
                            ----------------------  ---------------------
                              $     105,401           $     161,388
                            ----------------------  ---------------------

Note 7.  Restructuring Charges

         To align staff costs and branch office requirements with existing revenue volume, the Company is streamlining its corporate structure and consolidating and/or eliminating branch offices in under-performing markets. During the 13-week period ended September 30, 2001, the Company recorded a restructuring charge of approximately $204,000 related primarily to the closure or consolidation of seven unprofitable branch offices and the Company's estimate of future lease costs to be incurred in relation to those offices, severance charges related to the elimination of various operational positions and certain legal costs related to refinancing the Company's credit facility and senior note agreements as discussed in Note 5. During the 39-week period ended September 30, 2001, the Company recorded a restructuring charge of approximately $1.4 million related primarily to the closure or consolidation of 20 unprofitable branch offices, as well as severance charges related to the elimination of various operational and senior level positions. The Company is endeavoring to reduce potential future lease payments by (i) transferring the lease liability to other tenants, (ii) subleasing the abandoned facilities or (iii) negotiating discounted buyouts of the lease contracts. Consequently, the Company's estimates may change based on its ability to effectively reduce such future lease payments. Of the approximately $1.4 million the Company has incurred in restructuring charges, approximately $900,000 has been paid out in the form of severance and benefits, lease payments and refinancing costs on the Company's credit facility and note agreements. The remaining estimated net lease payments and accrued severance payments, totaling approximately $535,000, are reflected in the condensed consolidated balance sheet as accrued liabilities.

Note 8.  Deferred Income Taxes

         The components of the deferred income tax assets and liabilities at September 30, 2001 and December 31, 2000 are as follows (in thousands):


                                                                September 30,       December 31,
                                                                   2001                2000
                                                              ---------------- --------------------
     Deferred income tax assets:
        Intangibles amortization                                  $   8,260            $       --
        Depreciation                                                    586                   534
        Workers' compensation reserves                                2,048                 2,068
        Allowance for doubtful accounts                               2,380                 1,339
        Government sponsored tax credits carryforward                 1,742                 1,300
        Accrued liabilities                                             798                   912
        Federal and state net operating loss carryforwards            2,715                   900
        Other                                                         1,048                   697
                                                              ---------------- --------------------
                                                                     19,577                 7,750
                                                              ---------------- --------------------

     Less: valuation allowance                                      (10,896)                   --
                                                              ---------------- --------------------
                                                                      8,681                 7,750
                                                              ---------------- --------------------

     Deferred income tax liabilities:
        Intangibles amortization                                         --                (2,050)
        Other                                                          (716)                 (500)
                                                              ---------------- --------------------
                                                                       (716)               (2,550)
                                                              ---------------- --------------------
     Net deferred income tax asset                                $   7,965            $    5,200
                                                              ---------------- --------------------

     Balance sheet classification:
       Current asset less valuation allowance of $4,341 and
          $0, respectively                                        $   3,408            $    5,852
       Long-term asset less valuation allowance of $6,555
          and $0, respectively                                        4,557                    --
        Long-term liability                                              --                  (652)
                                                              ---------------- --------------------
                                                                  $   7,965            $    5,200
                                                              ---------------- --------------------

         The Company recorded a valuation allowance of approximately $10.9 million against the net deferred tax assets as of September 30, 2001. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis included: considering scheduled reversals of deferred tax liabilities; projected future taxable income; carryback potential; and tax planning strategies.

         The Company's net deferred tax assets as of September 30, 2001 were approximately $8.0 million. Although realization of the net deferred tax assets is not assured, the Company believes that it is more likely than not that its future taxable income will be sufficient to realize the net deferred tax assets. Assuming an effective tax rate of 40%, the minimum amount of future taxable income that would have to be generated would be approximately $20 million. It is possible that the Company's estimates could change in the near term and it may become necessary to increase the valuation allowance in future periods, which would adversely affect the Company's results of operations.

Note 9.  Non-Cash Transactions

         During fiscal 2000, the Company paid approximately $1.2 million for an investment of 12.5% of the outstanding common stock of BioLynx, Inc. ("BioLynx"), an early stage enterprise that is developing a system of time and attendance reporting through the Internet. The investment was included as other long-term assets in the Company's consolidated balance sheet as of December 31, 2000 using the cost method. During the 39-week period ended September 30, 2001, as a result of a strategic shift in market development by the management of BioLynx, the Company determined to divest its investment in BioLynx. In exchange and as consideration for the Company's common stock holdings, BioLynx agreed to a perpetual royalty-free license for certain technology (including all proprietary software and related intellectual property and all source and object codes utilized to develop the product) used by the Company. Management has estimated the technology value to approximate its investment in BioLynx. As such, the investment was reclassified from other long-term assets to property, plant and equipment and is being amortized over three years.

Note 10.  Legal Matters

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

         On April 11, 2001, Royalty Carpet Mills, Inc. ("Royalty") filed a complaint against Inteliant Corporation ("Inteliant") for breach of contract for services to be provided by Inteliant and professional negligence (the "Complaint") in the state of California. The Complaint requests unspecified damages, consequential damages, and attorneys' fees and costs. To date, Royalty has not quantified the precise amount of damages it is seeking from Inteliant, but has informed Inteliant that it will be seeking damages of approximately $1.9 million. Inteliant denies the allegations set forth in the Complaint and is seeking to recover in excess of $150,000 that Inteliant claims Royalty owes to Inteliant. The case is proceeding with discovery, with the trial currently set to commence in August 2002.

         Inteliant believes that it is insured against any potential liability for the claims filed by Royalty under its general liability coverage and has tendered defense of Royalty's lawsuit to its insurance carrier. While its insurance carrier has reserved its right to assert certain policy exclusions against Inteliant, which the insurance carrier contends exclude claims based upon an (i) express or implied warranty or guarantee, (ii) breach of contract with respect to any agreement to perform work for a specified fee, and (iii) claims for bodily injury or property damage, Inteliant presently believes that the claims asserted by Royalty against Inteliant are not only without merit, but that any judgment that potentially might be entered against Inteliant is covered in whole or in substantial part by its policy with the insurance carrier.

         There is no other pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.

Note 11.  Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for Impairment of Long-lived Assets. The new standard supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of SFAS No. 144 are effective for financial statements beginning after December 15, 2001 but allow for earlier application. The Company is currently assessing the impact the adoption of these provisions will have on the Company's financial position and results of operations.

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

Business Segments

         Based on the types of services offered to customers, the Company has identified two reportable operating segments: commercial staffing and information technology ("IT"). The commercial staffing segment provides staffing services to companies by furnishing temporary clerical, industrial, light-industrial, technical and professional and permanent placement services. The IT segment provides temporary and contract-to-hire staffing services (including computer programming, system design, analysis and administration, network and systems management and software and documentation development).

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to service revenues of selected income statement items for the Company on a consolidated basis and by operating segment:


                                                               13 Weeks Ended                         39 Weeks Ended
                                                      -------------------------------------------------------------------------
Consolidated                                           September 30,    October 1, 2000       September 30,   October 1, 2000
                                                            2001                                  2001
                                                      ----------------- ----------------    ---------------- -----------------
    Service revenues                                           100.0%           100.0%                100.0%          100.0%
    Direct cost of services                                     79.8             76.8                  79.0            77.5
                                                      ----------------- ----------------    ---------------- -----------------
    Gross profit                                                20.2             23.2                  21.0            22.5
                                                      ----------------- ----------------    ---------------- -----------------
    Operating expenses:
      Selling, general and administrative expenses              17.5             17.1                  18.0            18.2
      Restructuring charges                                      0.3             --                     0.7            --
      Intangibles amortization                                   1.4              1.2                   1.4             1.3
      Loss on impairment of intangibles                         46.7             --                    15.8            --
                                                      ----------------- ----------------    ---------------- -----------------
        Total operating expenses                                65.9             18.3                  35.9            19.5
                                                      ----------------- ----------------    ---------------- -----------------
    (Loss) income from operations                              (45.7%)            4.9%                (14.9%)          3.0%
                                                      ----------------- ----------------    ---------------- -----------------

Commercial Staffing Segment
    Service revenues                                           100.0%            100.0%               100.0%           100.0%
    Direct cost of services                                     80.5              78.7                 80.1             78.8
                                                      ----------------- ----------------    ---------------- -----------------
    Gross profit                                                19.5              21.3                 19.9             21.2
                                                      ----------------- ----------------    ---------------- -----------------
    Operating expenses:
      Selling, general and administrative expenses              15.1              15.4                 15.6             15.9
      Restructuring charges                                      0.3              --                    0.8             --
      Intangible amortization                                    0.8               0.8                  0.9              0.9
                                                      ----------------- ----------------    ---------------- -----------------
        Total operating expenses                                16.2              16.2                 17.3             16.8
                                                      ----------------- ----------------    ---------------- -----------------
    Income from operations                                       3.3%              5.1                  2.6%             4.4%
                                                      ----------------- ----------------    ---------------- -----------------


                                                               13 Weeks Ended                         39 Weeks Ended
                                                      ---------------------------------- --- ----------------------------------
                                                       September 30,    October 1, 2000       September 30,   October 1, 2000
                                                            2001                                  2001
                                                      ----------------- ----------------     ---------------- -----------------
IT Segment
    Service revenues                                           100.0%            100.0%               100.0%           100.0%
    Direct cost of services                                     73.3              66.4                 70.6             70.4
                                                      ----------------- ----------------     ---------------- -----------------
    Gross profit                                                26.7              33.6                 29.4              29.6
                                                      ----------------- ----------------     ---------------- -----------------
    Operating expenses:
      Selling, general and administrative expenses              28.2              20.7                 26.3             22.9
      Intangible amortization                                    7.3               3.2                  5.3              3.1
       Loss on impairment of intangibles                       547.1              --                  132.5             --
                                                      ----------------- ----------------     ---------------- -----------------
        Total operating expenses                               582.6              23.9                164.1              26.0
       (Loss) income from operations                          (555.9%)             9.7%              (134.7%)             3.6%
                                                       ----------------- ----------------     ---------------- -----------------


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

         As part of the sale of the consulting division, the Company agreed to extend a one year subordinated loan to HD of up to a maximum of $3.5 million to meet HD's operating needs. The promissory note from HD evidencing the loan bore interest at 10% per annum on any outstanding principal and was due and payable on or before December 31, 2001. The note was amended in May 2001 to provide for an accumulated interest payment on December 31, 2001, with the principal balance to be paid in 36 monthly installments beginning in January 2002 at an annual interest rate of 12%. As of September 30, 2001, the Company had advanced to HD approximately $3.4 million. Additionally, the Company has established a $3.4 million bad debt reserve to reflect the Company's belief that it will not receive the balance due on the note issued by HD. The Company also has written off as uncollectible approximately $1.4 million in accounts receivable retained in the transaction.

Consolidated

         Service Revenues: Service revenues for the 13-week period ended September 30, 2001 were $69.7 million, a decrease of $17.2 million, or 19.8%, compared to service revenues of $86.9 million for the 13-week period ended October 1, 2000. For the 39-week period ended September 30, 2001, service revenues were $206.0 million, compared to service revenues of $252.6 million for the 39-week period ended October 1, 2000, a decrease of $46.6 million, or 18.4%. The Company experienced an overall reduction in all revenue categories due primarily to a general economic slowdown. Additionally, the Company has experienced significant underperformance in markets servicing predominately IT-oriented clients and expects to see a continued softening in these markets.

         Gross Profit: The Company defines gross profit as service revenues less the cost of providing services, which includes wages and permanent placement commissions, employer payroll taxes (FICA, unemployment and other general payroll taxes), workers' compensation costs related to temporary associates and permanent placement counselors and other temporary payroll benefits; costs related to independent contractors utilized by the Company; and other direct costs. Gross profit for the 13-week periods ended September 30, 2001 and October 1, 2000 was $14.0 million and $20.1 million, respectively, a decrease of $6.1 million, or 30.3%. For the 13-week periods ended September 30, 2001 and October 1, 2000, gross profit margin was 20.2% and 23.2%, respectively. Gross profit for the 39-week periods ended September 30, 2001 and October 1, 2000 was $43.3 million and $56.8 million, respectively, a decrease of $13.5 million, or 23.8%. For the 39-week periods ended September 30, 2001 and October 1, 2000, gross profit margin was 21.0% and 22.5%, respectively. The decrease in gross margin percentage between the comparable periods was primarily the result of a reduction in higher margin permanent placement business in the commercial staffing segment as well as increased pricing competition for staffing services. Additionally, the Company continued to see a deterioration in margins as a result of the substantial downturn in the IT sector of the economy and the resulting significant layoffs due to lower demand.

         Operating Expenses: Operating expenses include, among other things, staff compensation, rent, recruitment and retention of consultants and temporary associates, costs associated with opening new offices, depreciation, intangible amortization and advertising.

         Selling, general and administrative expenses, as a percentage of revenues, for the 13-week period ended September 30, 2001 increased slightly to 17.5% from 17.1% for the 13-week period ended October 1, 2000. For the 39-week period ended September 30, 2001, selling, general and administrative expenses, as a percentage of revenue, were 18.0%, compared to 18.2% for the 39-week period ended October 1, 2000.

         Restructuring charges for the 13-week period ended September 30, 2001 added approximately 0.3% in additional operating expenses, while restructuring charges for the 39-week period ended September 30, 2001 added approximately 0.7% in additional operating expenses. The restructuring charges in both periods were the result of the closure or consolidation of unprofitable branch offices and related costs, the Company's estimate of future lease costs to be incurred in relation to those offices, severance charges related to the elimination of various operational and senior level management positions and certain legal costs related to refinancing the Company's credit facility and senior note agreements.

         Long-lived assets, including goodwill and other intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events or circumstances have occurred that indicates possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. When such estimate of the future undiscounted cash flows is less than the carrying amount of intangibles, a potential impairment exists.

         During fiscal 2001, the Company experienced a significant downturn in the operations of Inteliant. The Company implemented a plan to reduce operating costs and increase profitability. However, during the 13-week period ended September 30, 2001, several companies that had been acquired by Inteliant experienced a greater than 50 percent reduction in revenues, a significant reduction in billable hours and the loss of certain customers. Accordingly, the Company evaluated projected non-discounted cash flows in light of estimated operations and determined that the book value of such assets had been impaired. The fair value of the assets was determined using an independent valuation that considered all possible cash flows for the continued use and ultimate disposition  of such  assets.  Consequently,  during the  13-week  period  ended
September 30, 2001, the Company recorded a non-cash charge to operations of approximately $32.5 million to write down goodwill and certain other intangible assets to their estimated realizable value.

         Income from Operations: Income from operations, excluding the loss on impairment of intangible assets, for the 13-week period ended September 30, 2001 was $0.7 million, a decrease of $3.5 million, compared to income from operations, excluding the loss on impairment of intangible assets, of $4.2 million for the 13-week period ended October 1, 2000. Operating margin, excluding the loss on impairment of intangible assets, as a percentage of revenues was 1.0% for the 13-week period ended September 30, 2001, compared to 4.9% for the 13-week period ended October 1, 2000. Income from operations, excluding the loss on impairment of intangible assets, for the 39-week period ended September 30, 2001 was approximately $1.7 million, a decrease of $5.8 million, compared to income from operations, excluding the loss on impairment of intangible assets, of $7.5 million for the 39-week period ended October 1, 2000. Operating margin, as a percentage of revenues, excluding the loss on impairment of intangible assets, was 0.9% for the 39-week period ended September 30, 2001, compared to 3.0% for the 39-week period ended October 1, 2000. The decrease in operating margin was due primarily to the decrease in the Company's gross margins coupled with the modest increase in selling, general and administrative expenses as a percentage of revenue and additional restructuring charges.

         Other Expense: Other expense decreased approximately 31.2%, from approximately $1.0 million for the 13-week period ended October 1, 2000 to $0.8 million for the 13-week period ended September 30, 2001. For the 39-week period ended September 30, 2001, other expense was approximately $2.2 million, a decrease of approximately $0.9 million, or 28.3% from approximately $3.1 million for the 39-week period ended October 1, 2000. The decrease was due primarily to a decline in interest expense as a result of a reduction in interest rates charged on the credit facility coupled with lower debt carried by the Company.

         Income Taxes: For the 13-week period ended September 30, 2001, the Company had a federal and state income tax benefit on income from continuing operations of approximately 1.5% on a pre-tax loss of approximately $32.6 million, compared to an effective combined tax rate of 40.4% for the 13-week period ended October 1, 2000. During the 39-week period ended September 30, 2001, the Company recognized a tax benefit of approximately 2.0% on a pre-tax loss of approximately $33.0 million. The tax benefit was due primarily to the net loss from operations incurred by the Company.

         The Company recorded a valuation allowance of approximately $10.9 million against the net deferred tax assets as of September 30, 2001. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis included: considering scheduled reversals of deferred tax liabilities; projected future taxable income; carryback potential; and tax planning strategies.

         The Company's net deferred tax assets as of September 30, 2001 were approximately $8.0 million. Although realization of the net deferred tax assets is not assured, the Company believes that it is more likely than not that its future taxable income will be sufficient to realize the net deferred tax assets. Assuming an effective tax rate of 40%, the minimum amount of future taxable income that would have to be generated would be approximately $20.0 million. It is possible that the Company's estimates could change in the near term and it may become necessary to increase the valuation allowance in future periods, which would adversely affect the Company's results of operations.

Commercial Staffing Segment

         Service Revenues: Service revenues generated from temporary assignments are recognized as income at the time service is provided, while service revenues generated from permanent placement services are recognized at the time the customer agrees to hire a candidate supplied by the Company. Service revenues for the commercial staffing segment were $63.7 million for the 13-week period ended September 30, 2001, compared to $73.5 million for the 13-week period ended October 1, 2000, a decrease of $9.8 million, or 13.3%. For the 39-week period ended September 30, 2001, service revenues for the commercial staffing segment were $181.4 million, a decrease of $31.3 million, or 14.7%, compared to services revenues of $212.7 million for the 39-week period ended October 1, 2000. The decrease in revenues was generally consistent with the general economic slowdown and the resulting lower demand for the Company's services. The Company also has seen a significant decrease in permanent placement revenues.

         Gross Profit: Gross profit margin was 19.5% for the 13-week period ended September 30, 2001, compared to 21.3% for the 13-week period ended October 1, 2000. Gross profit margin was 19.9% for the 39-week period ended September 30, 2001, compared to 21.2% for the 39-week period ended October 1, 2000. The decrease in gross profit margin was primarily related to a reduction in higher margin permanent placement business coupled with increased pricing competition for staffing services due to the general economic slowdown.

         Operating Expenses: Selling, general and administrative expenses as a percentage of service revenues were 15.1 % and 15.4% for the 13-week periods ended September 30, 2001 and October 1, 2000, respectively; intangible amortization as a percentage of service revenues was 0.8% for each of the 13-week periods ended September 30, 2001 and October 1, 2000. For the 39-week periods ended September 30, 2001 and October 1, 2000, selling, general and administrative expenses as a percentage of revenues were 15.6 % and 15.9%, respectively.

         During the 13- and 39-week periods ended September 30, 2001, the Company continued to evaluate under-performing offices and markets in an effort to eliminate additional operating expenses. The Company recognized restructuring charges of approximately $0.2 million and $1.4 million, respectively, primarily related to additional lease costs incurred with exiting or subleasing the Company's contractual lease obligations on closed facilities, as well as severance charges related to the elimination of several operational positions and senior level management positions. The Company anticipates that it will continue to evaluate under-performing operations and make additional changes as needed.

         Income from Operations: Operating margin for the 13-week period ended September 30, 2001 was 3.3%, compared to 5.1% for the 13-week period ended October 1, 2000. For the 39-week period ended September 30, 2001, operating margin was 2.6%, compared to 4.4% for the 39-week period ended October 1, 2000. The decrease in operating margin was due largely to the decrease in gross profit margin, coupled with the increase in operating expenses associated with restructuring charges.

IT Segment

         Service Revenues: Service revenues for the 13-week period ended September 30, 2001 were $5.9 million, a decrease of $7.5 million, compared to service revenues of $13.4 million for the 13-week period ended October 1, 2000. Service revenues for the 39-week period ended September 30, 2001 were $24.5 million, a decrease of $15.5 million, compared to service revenues of $40.0 million for the 39-week period ended October 1, 2000. The decrease in service revenues was generally consistent with the general economic slowdown and more specifically with the sharper downturn in the IT sector of the economy and the resulting lower demand for the segment's services.

         Gross  Profit:  Gross  profit  margin  for  the  13-week  period  ended
September 30, 2001 was 26.7%, compared to 33.6% for the 13-week period ended October 1, 2000. The decrease in gross profit percentage was due primarily to a sharp decline in some of the IT segment's higher margin specialty business. Gross profit margin for the 39-week period ended September 30, 2001 was 29.4%, substantially similar to the gross profit margin of 29.6% for the 39-week period ended October 1, 2000.

         Operating Expenses: Selling, general and administrative expenses, excluding intangible amortization, as a percentage of service revenues were 28.2 % and 20.7% for the 13-week periods ended September 30, 2001 and October 1, 2000, respectively. Selling, general and administrative expenses, excluding intangible amortization, as a percentage of service revenues were 26.3 % and 22.9% for the 39-week periods ended September 30, 2001 and October 1, 2000, respectively. The increase was due primarily to increased credit losses due to the downturn in the IT sector.

         Intangible amortization as a percentage of revenues was 7.3 % for the 13-week period ended September 30, 2001 and 3.2% for the 13-week period ended October 1, 2000. Intangible amortization as a percentage of revenues was 5.3 % for the 39-week period ended September 30, 2001 and 3.1% for the 39-week period ended October 1, 2000. The increase in intangible amortization as a percentage of revenues was due primarily to the reduction in service revenues.

         Long-lived assets, including goodwill and other intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events or circumstances have occurred that indicate possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. When such estimate of the future undiscounted cash flows is less than the carrying amount of intangibles, a potential impairment exists.

         During fiscal 2001, the Company experienced a significant downturn in the operations of Inteliant. The Company implemented a plan to reduce operating costs and increase profitability. However, during the 13-week period ended September 30, 2001, several companies that had been acquired by Inteliant experienced a greater than 50 percent reduction in revenues, a significant reduction in billable hours and the loss of certain customers. Accordingly, the Company evaluated projected non-discounted cash flows in light of estimated operations and determined that the book value of such assets had been impaired. The fair value of the assets was determined using an independent valuation that considered all possible cash flows for the continued use and ultimate disposition  of such  assets.  Consequently,  during the  13-week  period  ended
September 30, 2001, the Company recorded a non-cash charge to operations of approximately $32.5 million to write down goodwill and certain other intangible assets to their estimated realizable value.

         Loss from Operations: The operating margin, excluding the loss on impairment of intangibles, was (8.8%) for the 13-week period ended September 30, 2001, compared to an operating margin of 9.7% for the 13-week period ended October 1, 2000. The operating margin was (2.2%) for the 39-week period ended September 30, 2001, compared to an operating margin of 3.6% for the 39-week period ended October 1, 2000. The decrease in income from operations was due primarily to the decrease in gross profit coupled with the increase in operating expenses as a percentage of revenue.

Liquidity and Capital Resources

         For the 39-week period ended September 30, 2001, net cash provided by operating activities was $17.7 million, compared to $8.2 million for the 39-week period ended October 1, 2000. The change in operating cash flow was primarily a result of a net increase in cash provided from certain working capital components, primarily accounts receivable and income tax receivable.

         The Company's investing activities for the 39-week period ended September 30, 2001 used approximately $5.9 million, compared to $7.0 million for the 39-week period ended October 1, 2000. The Company's investing activities used approximately $1.2 million to purchase property and equipment, approximately $2.2 million in acquisition earnouts and approximately $2.4 million for notes receivable issued during the 39-week period ended September 30, 2001. By comparison, the Company used approximately $1.2 million to purchase a 12.5% equity interest in BioLynx, Inc. common stock, $2.3 million to purchase property and equipment and approximately $3.3 million for acquisition earnouts during the 39-week period ended October 1, 2000.

         The  Company's  financing  activities  for  the  39-week  period  ended
September 30, 2001 used approximately $11.0 million, compared to using $2.3 million for the 39-week period ended October 1, 2000, primarily for payments, net of borrowings, on the Company's debt instruments.

         During fiscal 2001, the Company entered into a Third Amendment to Amended and Restated Credit Agreement (the "Credit Amendment") with Wells Fargo Bank Northwest, N.A. ("Wells Fargo") and Bank One, NA ("Bank One") (collectively, the "Lenders") to extend the Company's line of credit, which expired July 1, 2001. Pursuant to the Credit Amendment, the Company's line of credit was reduced from $30.0 million to $18.0 million, $8.0 million of which is available for borrowing in cash, with a maturity date of June 30, 2002, and $10.0 million of which is available under letters of credit to be issued solely as required by the Company's workers' compensation insurance providers, with a maturity date of January 1, 2003. Also pursuant to the Credit Amendment, certain financial covenants of the credit facility were modified. The Credit Amendment provides for borrowings at a federal reserve prime rate (6.0% as of September 30, 2001) plus 2.5 percentage points. The credit facility contains an annual commitment fee of three-eighths of one percent on any unused portion, payable quarterly. As of September 30, 2001 the Company had approximately $4.1 million outstanding under the credit facility. The Company also had letters of credit of $6.7 million outstanding for purposes of securing its workers' compensation premium obligation. Additionally, the credit facility provides for an additional fee of $250,000 unless the Lenders are paid in full and their credit commitment is terminated on or before June 15, 2002.

         On September 5, 2001, the Company entered into an Amendment No. 2 to Note Purchase Agreement (the "Amendment"), dated as of July 30, 2001, with the holders of its $5.0 million aggregate principal amount of Senior Notes, Series A, due September 1, 2003 and the holders of its $30.0 million aggregate principal amount of Senior Notes, Series B, due September 1, 2008 (collectively, the "Noteholders"), whereby the Noteholders waived the Company's temporary noncompliance with certain financial covenants under the Company's bank credit facility and the existing note purchase agreements with the Noteholders during the Company's fiscal quarter ended June 30, 2001.

         Pursuant to the Amendment, the Series A Notes bear interest at the rate of 8.72% per annum and any overdue payments bear interest at the greater of 10.72% and 2% over the prime rate of The First National Bank of Chicago, while the Series B Notes bear interest at the rate of 8.95% per annum and any overdue payments bear interest at the greater of 10.95% and 2% over the prime rate of The First National Bank of Chicago. The change in the interest rate charged on the senior notes is projected to have an annual impact of approximately $0.6 million on the Company's financial operations.

         In addition, as consideration for the Amendment, the Company and each of its subsidiaries entered into a security agreement dated as of July 30, 2001 with State Street Bank and Trust Company, as collateral agent (the "Collateral Agent"), on behalf of Wells Fargo Bank, National Association, as administration agent under the Company's bank credit facility, the financial institutions which from time to time are parties to the credit facility as lenders thereunder (collectively, the "Lenders") and the Noteholders, pursuant to which the Company offered as collateral security for the senior notes the pledge and grant by the Company and each subsidiary of a security interest in and lien upon all of its personal property assets including, without limitation, all accounts receivable, intellectual property rights and shares of capital stock of the Company's subsidiaries. Such security interests shall be a first priority security interest to the extent such interests cover accounts receivable of the Company and each subsidiary and, as to other items of collateral, shall have a priority as mutually agreed by the Noteholders and the Lenders pursuant to an intercreditor agreement among such parties and the Collateral Agent dated as of July 30, 2001. In addition, all obligations of the Company under the credit facility and the note purchase agreements are to be guaranteed by the subsidiaries.

         The Amendment also provides for optional or mandatory prepayments, as the case may be, upon the occurrence of certain events including, but not limited to, a change in control, transfer of property or issuance of equity securities of the Company. In addition, the Amendment provides that the Company shall deliver certain financial statements within 30 days of the end of each calendar month as well as an officer's certificate in connection with the delivery of financial statements for the last month of each fiscal quarter of the Company. Also as consideration for the Amendment and waiver by the Noteholders, the Company paid an amendment fee to the Noteholders of $200,000 in the aggregate, as well as fees and expenses of the Noteholders' special counsel. The Company also shall pay on June 15, 2002 a supplemental note fee of $250,000, which amount shall be waived if the Company has paid all amounts due and outstanding under the note purchase agreements prior to such date. Also pursuant to the Amendment, certain financial covenants of the Company were modified.

         Also in conjunction with the Amendment, the Company entered into a Fourth Amendment to Amended and Restated Credit Agreement with the Lenders dated as of September 4, 2001 in order to make conforming changes with respect to the collateralization transaction described above.

         As of September 30, 2001 the Company had outstanding approximately $29.1 million of its senior secured notes: $4.1 million due in a single payment in September 2003 related to the series A secured notes and $25.0 million related to the series B secured notes with the final payment due no later than September 2008.

         The Company's revolving credit facility and note purchase agreements contain certain restrictive covenants including certain debt ratios and restrictions on the sale of capital assets. As of September 30, 2001, the Company was in compliance with such covenants.

         To align staff costs and branch office requirements with existing revenue volume, the Company is streamlining its corporate structure and consolidating and/or eliminating branch offices in under-performing markets. During the 13-week period ended September 30, 2001, the Company recorded a restructuring charge of approximately $204,000 related primarily to the closure or consolidation of seven unprofitable branch offices and the Company's estimate of future lease costs to be incurred in relation to those offices, severance charges related to the elimination of various operational positions and certain legal costs related to refinancing the Company's credit facility and senior note agreements as discussed in Note 5. During the 39-week period ended September 30, 2001, the Company recorded a restructuring charge of approximately $1.4 million related primarily to the closure or consolidation of 20 unprofitable branch offices, as well as severance charges related to the elimination of various operational and senior level positions. The Company is endeavoring to reduce potential future lease payments by (i) transferring the lease liability to other tenants, (ii) subleasing the abandoned facilities or (iii) negotiating discounted buyouts of the lease contracts. Consequently, the Company's estimates may change based on its ability to effectively reduce such future lease payments. Of the approximately $1.4 million the Company has incurred in restructuring charges, approximately $900,000 has been paid out in the form of severance and benefits, lease payments and refinancing costs on the Company's credit facility and note agreements. The remaining estimated net lease payments and accrued severance payments, totaling approximately $535,000, are reflected in the condensed consolidated balance sheet as accrued liabilities.

         Restructuring   costs   incurred   to  date  and   future   anticipated
restructuring charges have not had and are not expected to have a material impact on the liquidity or capital resources of the Company.

The Company's amended credit facility matures in June 2002. Management believes that the present credit facility, together with cash reserves and cash flows from operations, will be sufficient to fund the Company's operations and meet debt service and capital expenditure requirements until June 2002. The Company intends to refinance its credit facility and the note purchase agreements prior to June 2002 in order to obtain sufficient capital to continue to fund the Company's operations after the expiration of the current credit facility. Although management is confident that new financing can be negotiated, there can be no assurance that the Company will be able to obtain sufficient funds at acceptable terms. If the Company were to experience a significant downturn in its business or fail to negotiate a new credit facility, additional capital would be required in order to continue operations


Seasonality

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

         Under SFAS No. 142 the Company will continue to amortize existing goodwill and intangible assets through the end of its current fiscal year. However, any new goodwill acquired subsequent to June 30, 2001 will not be amortized. Other separately identified intangible assets acquired subsequent to June 30, 2001 may be amortized over their useful life depending on whether or not they have a definite life. In addition to discontinuing amortization of existing goodwill and other intangible assets with indefinite lives, the Company anticipates adoption of SFAS No. 142 could result in an impairment of a significant portion of the existing goodwill and assets with an indefinite life currently carried on the balance sheet when subjected to a fair-value-based test. However, the Company is assessing SFAS No. 142 and has not yet quantified the impact adoption will have on its results of operations or financial position. For the 39- week period ended September 30, 2001, amortization related to goodwill was approximately $2.9 million.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for Impairment of Long-lived Assets. The new standard supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of SFAS No. 144 are effective for financial statements beginning after December 15, 2001 but allow for earlier application. The Company is currently assessing the impact the adoption of these provisions will have on the Company's financial position and results of operations.

Forward-looking Statements

         Statements contained in this report which are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Forward-looking statements contained in this report include statements regarding the Company's opportunities, existing and proposed service offerings, market opportunities, expectations, goals, revenues, financial performance, strategies and intentions for the future and are indicated by the use of words such as "believe," "expect," "intend," "anticipate," "likely," "plan" and other words of similar meaning. All forward-looking statements included in this report are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Readers are cautioned that all forward-looking statements involve risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those anticipated in such statements, including but not limited to the Company's ability to implement its business strategy, which, in turn, is dependent upon a number of factors, including: the availability of working capital to support growth; failure of the Company to secure adequate financing to continue to fund its current operations; plans to integrate the Company's offering of IT services; the Company's ability to integrate the operations of acquired businesses; management's ability and resources to implement its business strategy; the Company's ability to attract and retain the staff, temporary and other employees needed to implement the Company's business plan and meet customer needs; and the successful hiring, training and retention of qualified field management. Future results also could be affected by other factors associated with the operation of the Company's business, including: the Company's response to existing and emerging competition; demand for the Company's services; the Company's ability to maintain profit margins in the face of pricing pressures; the Company's efforts to develop and maintain customer and employee relationships; economic fluctuations; employee-related costs; and the unanticipated results of future litigation.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

         The Company is exposed to interest rate changes primarily in relation to its revolving credit facility and its senior secured notes. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company's senior debt placement bears interest at a fixed interest rate. For fixed rate debt, interest rate changes generally affect the fair value of the debt, but not the earnings or cash flows of the Company. Changes in the fair market value of fixed rate debt generally will not have a significant impact on the Company unless the Company is required to refinance such debt.

Revolving Credit Facility: The Company's credit facility bears interest at a federal reserve prime rate plus 2.5%; at September 30, 2001, such prime rate was 6.0%. For the 13-week period ended September 30, 2001, the Company had approximately $4.1 million in advances outstanding under the revolving credit facility.

Senior Notes: For the 39-week period ended September 30, 2001, the Company's outstanding borrowings on the senior notes were $29.1 million, with a weighted average fixed interest rate of 8.92%. The estimated fair value of the obligations on the senior notes, using a discount rate of 8.5% over the expected maturities of the obligations, is approximately $29.5 million. The fair value of the Company's senior notes is estimated by discounting expected cash flows at a federal reserve prime rate, 6.0% at September 30, 2001, plus 2.5%. If the discount rate were to increase by 10% to 9.4%, the estimated fair value of the obligation on the unsecured notes would be approximately $28.7 million. If the discount rate were to decrease by 10% to 7.7%, the estimated fair value of the obligation on the unsecured notes would be approximately $30.1 million.

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

         On April 11, 2001, Royalty Carpet Mills, Inc. ("Royalty") filed a complaint against Inteliant Corporation ("Inteliant") for breach of contract for services to be provided by Inteliant and professional negligence (the "Complaint") in the state of California. The Complaint requests unspecified damages, consequential damages, and attorneys' fees and costs. To date, Royalty has not quantified the precise amount of damages it is seeking from Inteliant, but has informed Inteliant that it will be seeking damages of approximately $1.9 million. Inteliant denies the allegations set forth in the Complaint and is seeking to recover in excess of $150,000 that Inteliant claims Royalty owes to Inteliant. The case is proceeding with discovery, with the trial currently set to commence in August 2002.

         Inteliant believes that it is insured against any potential liability for the claims filed by Royalty under its general liability coverage and has tendered defense of Royalty's lawsuit to its insurance carrier. While its insurance carrier has reserved its right to assert certain policy exclusions against Inteliant, which the insurance carrier contends exclude claims based upon (i) an express or implied warranty or guarantee, (ii) a breach of contract with respect to any agreement to perform work for a specified fee, and (iii) claims for bodily injury or property damage, Inteliant presently believes that the claims asserted by Royalty against Inteliant are not only without merit, but that any judgment that potentially might be entered against Inteliant is covered in whole or in substantial part by its policy with the insurance carrier.

          There is no other pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

         On May 18, 2001, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company elected three directors of the Company, JoAnn W. Wagner, Jack A. Henry and Brad
L. Stewart, each of whom was elected to serve until the 2004 annual meeting of the Company's shareholders. With respect to the election of directors, there were 11,942,190 votes cast in favor of the election of Ms. Wagner, 12,303,013 votes cast in favor of the election of Mr. Henry and 11,956,839 votes cast in favor of the election of Mr. Stewart.

         In addition to the election of Ms. Wagner and Messrs. Henry and Stewart, Stanley R. deWaal and Randolph K. Rolf continue to serve as directors of the Company, with terms expiring at the Company's 2002 annual meeting of shareholders, and R. Thayne Robson and Thomas K. Sansom continue to serve as directors of the Company, with terms expiring at the Company's 2003 annual meeting of the Company's shareholders.

         Additionally, the shareholders of the Company approved a proposal to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the year ending December 30, 2001. The number of votes cast in favor of the proposal was 12,323,089, the number of votes opposed was 24,144 and the number of abstentions and broker non-votes was 18,400.


Item 6.  Exhibits and Reports on Form 8-K.

a)       None.

b)       Current Report on Form 8-K dated October 5, 2001, Other Events.

                                   SIGNATURES
                                   ----------



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  SOS STAFFING SERVICES, INC.



         Dated: November 14, 2001            /s/ JoAnn W. Wagner
                                                 JoAnn W. Wagner
                                                 Chairman, President and
                                                 Chief Executive Officer



         Dated: November 14, 2001            /s/Kevin Hardy
                                                Kevin Hardy
                                                Senior Vice President and
                                                Chief Financial Officer