Form 10-K
period 2001-12-30
SOS STAFFING SERVICES INC
filed 2002-04-15
CIK 945437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 2001.

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-26094

                           SOS STAFFING SERVICES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Utah                                            87-0295503
--------------------------------                          ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
of incorporation or organization)                         Identification No.)

1415 South Main Street, Salt Lake City, Utah                    84115
--------------------------------------------              ----------------
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, on March 8, 2002, based upon the closing sales price of the Common Stock of $0.90 per share on that date as reported on the NASDAQ/NNM Stock Market, was approximately $7,047,412. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2002, the registrant had outstanding 12,691,398 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant's 2002 Annual Meeting of Shareholders to be held May 16, 2002 are incorporated by reference in Part III of this Report.

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

ITEM 1.  BUSINESS
         --------
Development of Business

          SOS Staffing Services, Inc. ("SOS" or the "Company") is a provider of staffing services throughout the western United States. As of December 30, 2001, SOS operated a network of 100 offices located in 15 states. Services the Company provides include light industrial, clerical, industrial, technical, specialty and other professional services.

         The Company's offices are supported by centralized administrative functions at corporate headquarters that include marketing, human resources and training, insurance services including workers' compensation, accounts receivable and accounts payable, purchasing, credit, legal and other administrative support services. Generally, each staffing office has access to the Company's central management information system and its proprietary software that provides information on customer requirements, available applicants, temporary associates on assignment and other information that facilitates efficient response to customer job orders and the financial performance of each unit.

Discontinued Operations

         On December 29, 2000, Inteliant Corporation ("Inteliant"), a wholly owned subsidiary of the Company, sold to Herrick Douglass, Inc. ("HD") its consulting division and related tangible and intangible assets. The consulting division sold to HD consisted of a full suite of information technology consulting, e-business and telecommunication services, which services were marketed to Fortune 1000, mid-tier and early stage companies, government agencies and educational institutions. As part of this transaction, the Company retained accounts receivable of approximately $9.0 million, of which approximately $7.6 million was collected during fiscal 2001 and the remaining $1.4 million was uncollectable and was written off as bad debt. As part of the sale of the consulting division, the Company agreed to extend a one-year subordinated loan to HD of up to a maximum of $3.5 million to meet HD's operating needs. The promissory note from HD evidencing the loan bore interest at 10% per annum on outstanding principal and was due and payable on or before December 31, 2001. The note was amended in May 2001 to provide for an accumulated interest payment on December 31, 2001, with the principal balance to be paid in 36 monthly installments beginning in January 2002 at an annual interest rate of 12%. As of December 30, 2001, the Company had advanced to HD approximately $3.4 million. As of the date of this filing, HD has been liquidated and the Company has been unable to collect against the note. Accordingly, the Company has written off the entire note to reflect that the Company will not receive the balance due on the note issued by HD. For fiscal 2000, the Company recorded an estimated loss on the disposition, net of tax, of approximately $28 million. For fiscal 2001, an additional loss of approximately $5.0 million was recorded as a result of the greater than expected write-off of receivables and the write-off of the note. The Company does not expect to incur any additional loss related to this discontinued operation.

         In November 2001, the Company resolved to sell or abandon the assets of its IT staffing business, which represented the remaining assets and business of Inteliant. The Company currently is negotiating with various parties, including former owners of some of the IT businesses, for the sale of these assets. The Company believes that the dispositions of these assets will be completed by the end of the second quarter of fiscal 2002. The Company recorded an estimated loss on disposal of these businesses of approximately $12.5 million, including the write-off of all of the remaining goodwill and intangible assets associated therewith of approximately $10.0 million. Also included in the loss on disposal of the Company's IT staffing business is an estimated $367,000 loss from operations from December 31, 2001 through the anticipated disposition dates. These projected losses represent management's best estimates based upon all available information. However, estimates generally are subject to inherent uncertainties and, accordingly, the ultimate loss may differ from estimates and the difference could be significant.

         Subsequent to December 30, 2001, the Company entered into an asset purchase agreement with Abacab Software, Inc. ("Abacab"), pursuant to which the Company sold certain assets of Inteliant's Northern California operations for contingent payments not to exceed $600,000 in the aggregate over three years following the closing date of the transaction, based on the gross profit of the business acquired by Abacab. Abacab also assumed liabilities of approximately $40,000. The Company retained accounts receivable of approximately $1.1 million. The Company originally acquired a portion of the assets sold in the transaction from Abacab. The principal of Abacab was engaged by the Company as an independent contractor and was managing the Company's Northern California operations at the time of the closing of the transaction. The Company believes that the terms of the transaction were no less favorable than it would have received from an unrelated third party.

         On December 5, 2001, the Company formalized a plan to sell its wholly owned subsidiary, ServCom Staff Management, Inc., a professional employee organization. On December 31, 2001, the Company sold substantially all of the assets of this business to an unrelated entity. The Company retained accounts receivable of approximately $480,000. The terms of the transaction were immaterial to the financial results of the Company. The Company recorded a loss on disposal as part of discontinued operations of approximately $107,000.

         Subsequent to December 30, 2001, the Company settled a dispute with NeoSoft, Inc. ("NeoSoft"), which had been acquired by Inteliant in July 1998. Neosoft and its principal had alleged that the Company owed more than the final earnout payment paid by the Company pursuant to the purchase agreement with Neosoft. As a result of Neosoft's allegations, as of December 30, 2001 the Company had accrued approximately $625,000 for defense costs and additional earnout payments to settle the dispute. Pursuant to the terms of the settlement, the Company paid NeoSoft $550,000 and transferred the NeoSoft operations back to NeoSoft. In return, the Company retains all of the accounts receivable and unbilled revenue of approximately $639,000; however, the Company will pay NeoSoft 15% of all accounts receivable collected as consideration for NeoSoft's assistance in collecting the receivables. Additionally, NeoSoft will assume approximately $53,000 in accrued paid time off liability and will assume all operating leases. Furthermore, the parties will release all claims including, without limitation, any claims arising under the original asset purchase agreement and under the principal's original employment agreement.

Continuing Operations

         Financial  information  concerning the Company is included in Item 8 in
Part II of this report.

Description of Business

         Principal services and markets: Historically, the Company's customers have consisted primarily of small to mid-sized companies. Sales to these businesses are developed either locally or regionally. Generally, the Company provides clerical, light industrial and industrial services through SOS Staffing Services, Skill Staff, Industrial Specialists, TOPS Staffing and Century Personnel offices. The Company also offers other specialized services provided by other divisions such as SOS Technical Services (engineers, designers, drafters, illustrators, artists, writers and other technical personnel); Devon & Devon and Truex (administrative staffing and permanent placement); and CGS Personnel (mining and mineral exploration engineers, geologists and hydrologists).

         The Company also provides services such as payrolling, outsourcing, on-site and other professional services:

o Payrolling typically involves the transfer of a customer's short-term seasonal or special use employees to the Company's payroll for a designated period.

o Outsourcing represents a growing trend among businesses to contract with third parties to provide a particular function or business department for an agreed price over a designated period.

o On-site services involve locating SOS manager(s) at the customer's place of business to manage the customer's entire temporary staffing requirements.

o Other professional services offer SOS customers skills assessments, drug testing and risk management services:

         o        Skills assessments  available to SOS customers include,  among
                  others,    dexterity   analysis,    technical   literacy   and
                  job-specific competencies.

         o Drug testing includes comprehensive testing, with results processed through an independent certified laboratory.

         o Risk management services include on-site safety inspection and consulting services.

         The Company has traditionally focused on initially opening hub offices in key metropolitan areas, followed by establishing offices in surrounding markets. This decentralized office management strategy locates multiple offices in close proximity to customers and temporary associates. The Company believes that this strategy has allowed it to rapidly gain market share with low entry costs. Once a hub office has been established, the Company focuses on leveraging hub office resources in order to market and deliver services to surrounding smaller markets and to cross-sell other specialty staffing services.

         Additionally, the Company targets large multi-state companies through its national marketing team. The contacts for these national accounts are centralized at the Company's headquarters in Salt Lake City, Utah. The accounts are serviced by local offices in markets in which the Company has an established presence and by subcontractors where the Company has not established an office.

         The Company provides services through a network of 100 offices located in 15 states. The Company currently services major markets in Arizona, Colorado, Idaho, Nevada, Utah and Wyoming. In larger markets, the Company generally provides light industrial and clerical personnel through SOS Staffing Services offices, while service-specific offices provide specialty services. In smaller markets, SOS offices offer a broader variety of commercial staffing and specialty services. The Company also has commercial staffing offices in Alaska, California, Hawaii, Kansas, Missouri, New Mexico, Oregon, Texas and Washington.

         Management believes that the Company has substantial opportunities to expand its office network and the range of services it offers to its customers. The Company intends to evaluate continuing operations and develop its core competencies while divesting non-core operations. Furthermore, the Company intends, for the foreseeable future, to concentrate on strengthening its office network by capitalizing on its present infrastructure and leveraging existing resources to develop internal growth.

         Seasonality: The Company's business follows the seasonal trends of its customers' businesses. Historically, the Company has experienced lower revenues in the first quarter, with revenues accelerating during the second and third quarters and then slowing again during the fourth quarter.

         Trademarks: The Company uses a variety of trademarks and trade names that generally are descriptive of the temporary staffing services offered, including SOS Staffing Services(R), Century Personnel, Devon & Devon, Skill Staff, Industrial Specialists, SOS Technical Services, PAMS Employment Services, CGS Personnel, Mortgage Staffing, TOPS Staffing Services(R) and Truex. The
Company has registered or reserved the majority of these names in the appropriate states.

         Customers: Management believes that significant opportunities remain to deliver profitable commercial staffing services to small and mid-sized customers. However, as the Company expands its network and develops its national sales force, the Company anticipates that it will provide more services to larger customers.

         No customer accounted for more than ten percent of the Company's net service revenues during fiscal 2001, and the Company's top ten customers accounted for less than eight percent of the Company's service revenues during the same period.

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

         The Company competes for qualified temporary associates and for customers who require the services of such employees. The principal competitive factors in attracting and retaining qualified temporary associates are competitive salaries and benefits, quality and frequency of assignments and responsiveness to employee needs. The Company believes that many persons who seek temporary employment also are seeking regular employment and that the availability of temporary staffing assignments, which may lead to regular employment, is an important factor in its ability to attract qualified temporary associates.

         The principal competitive factors in obtaining customers are a strong sales and marketing program, having qualified temporary associates to assign in a timely manner, matching of customer requirements with available resources, competitive pricing and satisfactory work production. The Company believes that its strong emphasis on providing service and value to its customers and employees are important competitive advantages.

Staff Employees

         At December 30, 2001, the Company had approximately 418 staff employees in its continuing operations. As of March 8, 2002, the Company had reduced its staff by an additional 36 full-time equivalent employees. The Company's training department provides general and job-specific training to all staff employees, including continuing training with experienced counterparts, and leadership and management development. None of the Company's staff employees are covered by collective bargaining agreements. The Company considers its relationship with its staff employees to be good.

Sales and Marketing

         SOS generally markets its services through its network of offices whose managers, supported by the Company's marketing and sales staff, make sales/service visits to accounts as well as to prospects. The Company emphasizes long-term professional relationships with its customers and develops these relationships through regular contact, periodic assessment of customer requirements and consistent monitoring of employee performance. New customers are obtained through customer referrals, telemarketing, cold calls and advertising in a variety of local and regional media, including television, radio, direct mail, yellow pages, newspapers, magazines and trade publications. The Company also is a sponsor of job fairs and other community events. In addition, the Company increasingly is using the Internet to support its marketing efforts and clients can research the Company and order staffing services on-line.

Recruiting

         The Company believes that a key element of its growth and profitability is its ability to recruit and retain qualified temporary associates. In an effort to attract quality personnel, the Company's employees regularly visit schools and professional associations and present career development programs to various organizations. In addition, the Company obtains applicants from referrals by its temporary associates and from advertising on radio, television, in the yellow pages and through other print media. The Company actively utilizes the Internet to recruit professional and technical staffing and other employees. Each applicant is interviewed with emphasis on past work experience and individual skills. The Company utilizes the Dictionary of Occupational Titles, published by the U.S. Department of Labor, to evaluate and assign temporary associates. The Company maintains software-training programs at its offices for applicants and employees.

         To promote loyalty and retention among its temporary associates, the Company offers certain employee benefits, including a Section 401(k) defined contribution plan, a cafeteria plan, vacation pay and health insurance programs. In addition, the Company has the ability to issue paychecks to temporary associates on a daily basis for work performed.

Risk Management

         SOS is responsible for all employee-related expenses for its staff and temporary employees, including workers' compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses. The Company has implemented a deductible workers' compensation program through ACE USA ("ACE"), an insurer, with a deductible of $300,000 per occurrence and an aggregate cap of approximately $10.8 million, adjusted based on actual payroll. The Company also is required to provide letters of credit to ACE to provide security for the Company's performance under the insurance plan. Employees in Washington and Wyoming are insured through those states' insurance funds because private insurance is not permitted in those states. The Company employs a full-time professional risk manager and staff who work closely with the insurance carrier to manage claims.

         The Company also has developed workers' compensation loss control programs that seek to limit claims through employee training and avoidance of high-risk job assignments such as underground mining, roofing or logging. Additionally, the Company has implemented back-to-work programs whereby temporary associates who have been injured are placed in other less demanding jobs until they are able to resume full employment. Except where prohibited by law, all employees are required to agree in advance to drug testing following any work-related accident and all major accidents are investigated. The Company, in cooperation with its insurer, monitors all claims and regularly reviews the claims with an emphasis on early closure.

Information Systems

         The Company's central management information system is linked to most of the Company's offices. The centralized system is designed to support Company-wide operations such as job skill matching, payroll, billing, accounting, sales and management reports. The Company has some operations, obtained through acquisition, that have their own centralized systems in place. Systems have been implemented to automate the reporting of these entities to the Company.

Factors that May Affect Future Results

         The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding the Company's opportunities, existing and proposed service offerings, market opportunities, expectations, goals, revenues, financial performance, strategies and intentions for the future and are indicated by the use of the words "estimate," "believe," "expect," "anticipate," "plan" or other similar expressions. Such forward-looking statements are included under Item 1. "Business", Item 2. "Properties", Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statements. It is important to note that such statements may not prove to be accurate, and that the Company's actual results and future events could differ materially from those anticipated in such statements. Many factors could cause actual results to differ materially from the Company's expectations, including, without limitation, the factors identified below.

         The Company's future results may be impacted by, among other factors, the Company's ability to implement its growth strategy, which, in turn, is dependent upon a number of factors, including: the availability of working capital to support such growth; management's ability and resources to implement the growth strategy; the Company's ability to attract and retain skilled employees needed to implement the Company's business plan and meet customer needs; and the successful hiring, training and retention of qualified field management. Future results also will be affected by other factors associated with the operation of the Company's business, including the Company's response to existing and emerging competition, demand for the Company's services, the Company's ability to maintain profit margins in the face of increased pricing pressures, the Company's efforts to develop and maintain customer and employee relationships, economic fluctuations, employee-related risks and expenses, and the unanticipated results of pending or future litigation.

         As of December 30, 2001, the Company was out of compliance with minimum EBITDA requirements under its note purchase agreements with its senior noteholders and its revolving credit agreement with its lenders. However, subsequent to December 30, 2001, the Company entered into a Fifth Amendment to Amended and Restated Credit Agreement and Waiver, dated as of April 15, 2002, with its lenders and an Amendment No. 3 to Note Purchase Agreement, dated as of April 15, 2002, with its senior noteholders, whereby the lenders and the senior noteholders waived such covenant violations in the revolving credit facility and senior notes, respectively (see "Liquidity and Capital Resources" in Item 7. for further discussion on these recent events).

         As of December 30, 2001, the Company was not in compliance with the minimum requirements for net tangible assets for continued listing on the Nasdaq National Market (the "NNM"). Although the Company has not received any notice from the NNM regarding such non-compliance, the Company's securities may, as a result, be delisted from the NNM. Delisting would adversely affect the liquidity of the Company's common stock and its ability to raise additional capital through a sale of its common stock. Additionally, in order to have its common stock relisted on the NNM, the Company would be required to meet the criteria for initial listing, which are more stringent than the maintenance criteria to which the Company currently is subject.

         As of December 30, 2001, the Company's consolidated balance sheet reflected approximately $48.1 million of goodwill and other intangible assets, a substantial portion of total assets at such date. The Company continuously evaluates whether events and circumstances have occurred that indicate that the remaining balance of intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of intangible assets, which could harm operating results during the periods in which such a reduction is recognized. The Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" for fiscal 2002. As of March 8, 2002, the Company's market capitalization was approximately $11.4 million, significantly lower than the carrying value of approximately $48.1 million for intangible assets. Consequently, the Company expects that it will be required to write down a significant portion of the intangible assets during fiscal 2002 as a result of adopting SFAS No. 142.

         The Company maintains workers' compensation insurance with ACE, with a deductible of $300,000 per incident and an aggregate cap of $10.8 million, adjusted based on actual payroll. The Company also is required to provide letters of credit to ACE to provide security for the Company's performance under the insurance plan. As of December 30, 2001, letters of credit provided to ACE were approximately $6.7 million. The Company has established reserve amounts based upon information provided by ACE as to the status of claims plus development factors for incurred but not yet reported claims and anticipated future changes in underlying case reserves. On an annual basis, the Company's claims history is subjected to an independent actuarial review to determine appropriate development factors, which are used in developing the Company's reserve estimates. Such reserve amounts are only estimates and there can be no assurance that the Company's future workers' compensation obligations will not exceed the amount of its reserves.

         The Company has renewed its workers' compensation insurance for fiscal 2002. As part of the renewal, the Company is required to pay higher premium costs and to provide an additional $3.3 million in letters of credit to ACE. The Company believes that some of the increase in costs will be passed through as price increases to its customers. However, given the competitive nature of the staffing industry, the Company is unsure whether it will be successful in passing through all cost increases. Accordingly, the Company believes that its gross margin could be negatively impacted in fiscal 2002.

         All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this report, as well as by other factors identified from time to time in the Company's periodic reports to the Securities and Exchange Commission.

ITEM 2.  PROPERTIES
         ----------
         As of December 30, 2001, the Company provided services through 100 offices in 15 states. These offices are typically 1,000 to 5,000 square feet in size and generally are leased by the Company for terms of three to five years. Offices in larger or smaller markets may vary in size from the typical office. The Company does not expect that maintaining or finding suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion will be difficult.

         During the 52-week period ended December 30, 2001, the Company closed and/or consolidated 35 branch offices. The Company is endeavoring to reduce potential future lease payments by subleasing these facilities or negotiating discounted buyouts of the lease contracts.

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

         On April 11, 2001, Royalty Carpet Mills, Inc. ("Royalty") filed a complaint against Inteliant for breach of contract for services to be provided by Inteliant and for professional negligence (the "Complaint") in the state of California. The Complaint requests unspecified damages, consequential damages, and attorneys' fees and costs. To date, Royalty has not quantified the precise amount of damages it is seeking from Inteliant, but has informed Inteliant that it will be seeking damages of approximately $1.9 million. Inteliant denies the allegations set forth in the Complaint and is seeking to recover in excess of $150,000 that Inteliant claims Royalty owes to Inteliant. The case is proceeding with discovery, with the trial currently set to commence in August 2002.

         Inteliant believes that it is insured against any potential liability for the claims filed by Royalty under its general liability coverage and has tendered defense of Royalty's lawsuit to its insurance carrier. While its insurance carrier has reserved its right to assert certain policy exclusions against Inteliant, which the insurance carrier contends exclude claims based upon (i) an express or implied warranty or guarantee, (ii) breach of contract with respect to any agreement to perform work for a specified fee, and (iii) claims for bodily injury or property damage, Inteliant presently believes that the claims asserted by Royalty against Inteliant are not only without merit, but that any judgment that potentially might be entered against Inteliant is covered in whole or in substantial part by its policy with the insurance carrier.

         There is no other pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------
         No matters were submitted to a vote of security holders during the fourth quarter of the 52 weeks ended December 30, 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Stock Listing
-------------
         The Company's common stock, par value $0.01 per share (the "Common Stock"), is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: "SOSS". The stock table abbreviation is "SOS Stffg".

         As of March 8, 2002, the Company had 71 stockholders of record. Based upon shareholder mailings, the Company believes that there are in excess of 4,000 shareholders of beneficial interest.

         The following table sets forth the high and low bid prices of the Common Stock for the periods indicated:

                                                  High        Low
                                                  ----        ---
         1999
              First Quarter-----------------   $  10.938     $ 7.000
              Second Quarter----------------       8.125       5.000
              Third Quarter-----------------       6.938       5.000
              Fourth Quarter----------------       7.000       3.750

         2000
              First Quarter-----------------       5.688       4.000
              Second Quarter----------------       4.750       2.625
              Third Quarter-----------------       3.188       2.000
              Fourth Quarter----------------       3.625       1.000

         2001
              First Quarter-----------------       2.188       1.125
              Second Quarter----------------       1.700       1.110
              Third Quarter-----------------       1.940       1.100
              Fourth Quarter----------------       1.250       1.000

         On March 8, 2002, the closing price of the Company's Common Stock, as reported on the Nasdaq National Market, was $0.90.

         The Company has never paid any dividends. The Company currently intends to retain future earnings for its operations and expansion of its business and does not anticipate paying any cash dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial data for the Company derived from the Company's consolidated financial statements. The selected financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the related notes thereto, included elsewhere in this report.

                                                                  Fiscal Year (52/53 Weeks) Ended
                                           --------------- -------------- --------------- --------------- ---------------
                                                2001          2000(1)       1999(1,2)       1998(1,2)       1997(1,2)
                                           --------------- -------------- --------------- --------------- ---------------
Statement of Operations Data:                                  (in thousands, except per share data)
Service revenues                             $  216,358      $  262,822    $  249,803       $  240,980      $   170,177
Gross profit                                     47,082          58,489        56,358           53,157           36,394
Income from operations                            2,785           4,755         7,485            9,210            9,077
(Loss) income from continuing operations
                                                 (5,300)            160         2,508            5,206            5,737
(Loss) income from discontinued
   operations, net of tax                       (52,044)        (29,361)        2,843            4,563            1,791
Net (loss) income                               (57,344)        (29,201)        5,351            9,858            7,526


(Loss) income from continuing operations
   per common share
    Basic                                    $   (0.42)      $     0.01    $     0.20       $     0.41      $      0.59
    Diluted                                      (0.42)            0.01          0.20             0.41             0.59

Net (loss) income per common share
    Basic                                    $    (4.52)     $    (2.30)   $     0.42       $     0.78      $      0.78
    Diluted                                       (4.52)          (2.30)         0.42             0.77             0.77

Weighted average common shares
    Basic                                        12,691          12,691        12,691           12,675            9,654
    Diluted                                      12,691          12,692        12,699           12,810            9,780

Balance Sheet Data:
Working capital                              $    4,353  $   20,012    $   37,969       $   26,989      $    42,791
Total assets                                     78,743         161,388       200,624          182,909          118,290
Total debt                                       29,095          44,273        55,687           39,925                -
Shareholders' equity                             33,541          90,885       120,086          114,606          104,336


(1) In fiscal 2001, the Company adopted a plan to dispose of the staffing divisions of Inteliant, as well as the Company's wholly owned subsidiary, ServCom Staff Management, Inc. The related statement of operations data is reflected as discontinued operations for all years presented.
(2) In fiscal 2000, the Company sold the IT consulting division of Inteliant. The statement of operations data for this division is reflected as discontinued operations for all years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------
         The following discussion should be read in conjunction with the consolidated financial statements of SOS Staffing Services, Inc. and notes thereto appearing elsewhere in this report. The Company's fiscal year consists of a 52- or 53-week period ending on the Sunday closest to December 31.

         The Company provides staffing services through a network of 100 offices located in 15 states. The Company discontinued its information technology ("IT") consulting business in fiscal 2000 and adopted a plan to dispose of its remaining IT staffing businesses in fiscal 2001. These IT businesses represent all of the Company's IT segment. In addition, in fiscal 2001 the Company discontinued some of its non-core commercial staffing businesses. The Company's remaining business provides supplemental staffing to companies by furnishing temporary clerical, light-industrial, industrial, technical and professional services.

Recent Developments

         As of December 30, 2001, the Company was out of compliance with the minimum EBITDA requirements under its note purchase agreements with its senior noteholders and its revolving credit agreement with its lenders. However, subsequent to December 30, 2001, the Company entered into a Fifth Amendment to Amended and Restated Credit Agreement and Waiver, dated as of April 15, 2002, with its lenders and an Amendment No. 3 to Note Purchase Agreement, dated as of April 15, 2002, with its senior noteholders, whereby the lenders and the senior note holders waived such covenant violations in the revolving credit facility and senior notes, respectively (see "Liquidity and Capital Resources" in Item 7. for further discussion on these recent events).

         As of December 30, 2001, the Company was not in compliance with the minimum requirements for net tangible assets for continued listing on the Nasdaq National Market (the "NNM"). Although the Company has not received any notice from the NNM regarding such non-compliance, the Company's securities may, as a result, be delisted from the NNM. Delisting would adversely affect the liquidity of the Company's common stock and its ability to raise additional capital through a sale of its common stock. Additionally, in order to have the common stock relisted on the NNM, the Company would be required to meet the criteria for initial listing, which are more stringent than the maintenance criteria to which the Company currently is subject.

         On March 9, 2002, the Job Creation and Work Assistance Act of 2002 (the "2002 Job Act") was signed into law, which includes certain provisions that the Company believes will provide favorable tax treatment for the Company. Among such provisions is the extension of the net operating loss carryback period from two years to five years for net operating losses arising in tax years ending in 2001 and 2002. These provisions also allow companies to use the net operating loss carrybacks and carryforwards to offset 100 percent of alternative minimum taxable income. The Company has not yet determined the impact these provisions of the 2002 Job Act will have on its operations, nor whether the tax treatment provided thereby to the Company would allow it to regain compliance under the NNM listing requirements for continued listing. In fiscal 1996, the earliest year to which the carryback provisions of the 2002 Job Act would apply, the Company paid approximately $2.8 million in federal income tax. In fiscal 1997, the Company paid approximately $4.5 million in federal income tax.

         The Company's financial situation presents risks to investors during fiscal 2002. See "Liquidity and Capital Resources" within this Item 7 for further information on these recent developments.

Discontinued Operations

         On December 29, 2000, Inteliant Corporation ("Inteliant") sold to Herrick Douglass, Inc. ("HD") its consulting division and related tangible and intangible assets. The consulting division sold to HD consisted of a full suite of information technology consulting, e-business and telecommunication services, which services were marketed to Fortune 1000, mid-tier and early stage companies, government agencies and educational institutions. As part of this transaction, the Company retained accounts receivable of approximately $9.0 million, of which approximately $7.6 million was collected during fiscal 2001 and the remaining $1.4 million was uncollectable and was written off as bad debt. As part of the sale of the consulting division, the Company agreed to extend a one-year subordinated loan to HD of up to a maximum of $3.5 million to meet HD's operating needs. The promissory note from HD evidencing the loan bore interest at 10% per annum on outstanding principal and was due and payable on or before December 31, 2001. The note was amended in May 2001 to provide for an accumulated interest payment on December 31, 2001, with the principal balance to be paid in 36 monthly installments beginning in January 2002 at an annual interest rate of 12%. As of December 30, 2001, the Company had advanced to HD approximately $3.4 million. As of the date of this filing, HD has been liquidated and the Company has been unable to collect against the note. Accordingly, the Company has written off the entire note to reflect that the Company will not receive the balance due on the note issued by HD. For fiscal 2000, the Company recorded an estimated loss on the disposition, net of tax, of approximately $28 million. For fiscal 2001, an additional loss of approximately $5.0 million was recorded as a result of the greater than expected write-off of receivables and the write-off of the note. The Company does not expect to incur any additional loss related to this discontinued operation.

         In November 2001, the Company resolved to sell or abandon the assets of its IT staffing business, which represented the remaining assets and business of Inteliant. The Company currently is negotiating with various parties, including former owners of some of the IT businesses, for the sale of these assets. The Company believes that the dispositions of these assets will be completed by the end of the second quarter of fiscal 2002. The Company recorded an estimated loss on disposal of these businesses of approximately $12.5 million, including the write-off of all of the remaining goodwill and intangible assets associated therewith of approximately $10.0 million. Also included in the loss on disposal of the Company's IT staffing business is an estimated $367,000 loss from operations from December 31, 2001 through the anticipated disposition dates. These projected losses represent management's best estimates based upon all available information. However, estimates generally are subject to inherent uncertainties and, accordingly, the ultimate loss may differ from estimates and the difference could be significant.

         Subsequent to December 30, 2001, the Company entered into an asset purchase agreement with Abacab Software, Inc. ("Abacab"), pursuant to which the Company sold certain assets of Inteliant's Northern California operations for contingent payments not to exceed $600,000 in the aggregate over three years following the closing date of the transaction based on the gross profit of the business acquired by Abacab. Abacab also assumed liabilities of approximately $40,000. The Company retained accounts receivable of approximately $1.1 million. The Company originally acquired a portion of the assets sold in the transaction from Abacab. The principal of Abacab was engaged by the Company as an independent contractor and was managing the Company's Northern California operations at the time of the closing of the transaction. The Company believes that the terms of the transaction were no less favorable than it would have received from an unrelated third party.

         On December 5, 2001, the Company formalized a plan to sell its wholly owned subsidiary, ServCom Staff Management, Inc., a professional employee organization. On December 31, 2001, the Company sold substantially all of the assets of this business to an unrelated entity. The Company retained accounts receivable of approximately $480,000. The terms of the transaction were immaterial to the financial results of the Company. The Company recorded a loss on disposal as part of discontinued operations of approximately $107,000.

         Subsequent to December 30, 2001, the Company settled a dispute with NeoSoft, Inc. ("NeoSoft"), which had been acquired by Inteliant in July 1998. Neosoft and its principal had alleged that the Company owed more than the final earnout payment paid by the Company pursuant to the purchase agreement with Neosoft. As a result of Neosoft's allegations, as of December 30, 2001 the Company had accrued approximately $625,000 for defense costs and additional earnout payments to settle the dispute. Pursuant to the terms of the settlement, the Company paid NeoSoft $550,000 and transferred the NeoSoft operations back to NeoSoft. In return, the Company retains all of the accounts receivable and unbilled revenue of approximately $639,000; however, the Company will pay NeoSoft 15% of all accounts receivable collected as consideration for NeoSoft's assistance in collecting the receivables. Additionally, NeoSoft will assume approximately $53,000 in accrued paid time off liability and will assume all operating leases. Furthermore, the parties will release all claims including, without limitation, any claims arising under the original asset purchase agreement and under the principal's original employment agreement.

Critical Accounting Policies

         The  Company's   critical   accounting   policies  for  its  continuing
operations include the following:

o        revenue recognition;

o        allowance for doubtful accounts receivable;

o        reserves for workers' compensation costs;

o        impairment of goodwill and intangibles;

o        restructuring charges; and

o        valuation allowances against deferred income tax assets.

         Service revenues generated from temporary associates on customer assignments are recognized as income at the time the service is provided. Service revenues from permanent placement services, which represent approximately 1.3% of fiscal 2001 revenues, are recognized at the time the customer agrees to hire a candidate supplied by the Company.

         The Company provides customary credit terms to its customers and generally does not require collateral. The Company performs ongoing credit evaluations of the financial condition of its customers and maintains an allowance for doubtful accounts receivable based upon historical collection experience and expected collectibility of accounts. As of December 30, 2001, the Company had recorded an allowance for doubtful accounts of approximately $2.3 million. The actual bad debts may differ from estimates and the difference could be significant.

         The Company maintains workers' compensation insurance with ACE USA ("ACE"), an independent insurance company, with a deductible of $300,000 per incident. The Company also is required to provide letters of credit to ACE to provide security for the Company's performance under the insurance plan. As of December 30, 2001, letters of credit provided to ACE were approximately $6.7 million. Subsequent to December 30, 2001, the Company was required to provide an additional $3.3 million in letters of credit as part of its workers' compensation insurance renewal for fiscal 2002. Under the terms of the insurance policy with ACE, the Company is required to deposit into an account an amount equal to the amount of actual payments made by ACE during the previous month as reimbursement to ACE for such deductibles. If claims payments on any specific claim exceed the deductible amount of $300,000, the Company is not required to reimburse the fund for those payments over and above the deductible. Some states in which the Company operates do not permit private insurance for workers' compensation; where this is the case, the Company is covered by appropriate state insurance funds.

         The Company has established reserve amounts based upon information provided by ACE as to the status of claims plus development factors for incurred but not yet reported claims and anticipated future changes in underlying case reserves. On an annual basis, the Company's claims history is subjected to an independent actuarial review to determine appropriate development factors, which are used in developing the Company's reserve estimates. As of December 30, 2001, the workers' compensation reserve totaled approximately $5.5 million. Such reserve amounts are only estimates and there can be no assurance that the Company's future workers' compensation obligations will not exceed the amount of its reserves. However, management believes that any difference between the amounts recorded for its estimated liability and the costs of settling the actual claims would not be material to the results of operations.

         Intangible assets less amortization were $48.1 million and $92.0 million as of December 30, 2001 and December 31, 2000, respectively. Goodwill and trademarks and tradenames are amortized using the straight-line method over 30 years; non-competition agreements and other intangible assets generally are being amortized using the straight-line method over three to six years.

        Goodwill and other intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the assets may not be recoverable. The Company determines at each balance sheet date whether events or circumstances have occurred that indicates possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset over the remaining life of the asset in measuring whether the assets are recoverable. Where such estimate of the future undiscounted cash flows is less than the carrying amount of goodwill, a potential impairment exists. The Company is required to adopt SFAS No. 142, "Goodwill and Other Intangible Assets" for fiscal 2002. See "Impact of Recent Accounting Pronouncements" for further discussion on how this standard will impact the Company.

         To align staff costs and branch office requirements with existing revenue, the Company is streamlining its corporate structure and consolidating or closing branch offices in under-performing markets. During the 52-week period ended December 30, 2001, the Company recorded a restructuring charge of approximately $1.3 million, primarily related to the consolidation or closure of 35 branch offices, as well as severance charges related to the elimination of various operational and senior level positions. The Company is endeavoring to reduce potential future lease payments by subleasing the abandoned facilities or negotiating discounted buyouts of the lease contracts. Consequently, the Company's estimates may change based on its ability to effectively reduce such future lease payments. Of the approximately $1.3 million the Company has incurred in restructuring charges, approximately $0.8 million has been paid out in the form of severance and benefits, lease payments and refinancing costs on the Company's revolving credit facility and note purchase agreements. At

December 30, 2001, the remaining accrued estimated net lease payments and accrued severance payments were approximately $0.5 million. Since December 30, 2001, the Company has reduced its staff by an additional 36 full-time equivalent employees.

         The Company has recorded a valuation allowance of approximately $24.6 million to offset the entire balance of the deferred tax asset as of December 30, 2001. The valuation allowance was recorded as a result of the losses incurred by the Company and the Company's belief that it is more likely than not that the Company will be unable to recover the net deferred tax assets. Subsequent to December 30, 2001, certain tax law changes will result in the Company obtaining a refund from carrybacks of net operating losses. See "Recent Developments." Accordingly, the Company will reduce the valuation allowance during the first quarter of fiscal 2002 as a result of these tax law changes.

Results of Continuing Operations

     The following table sets forth, for the periods indicated, the percentage relationship to service revenues of selected continuing operations items for the Company on a consolidated basis:

                                                                          Fiscal Year 52 Weeks Ended
                                                                 ----------------------------------------------
                                                                      2001             2000           1999
                                                                 ---------------- --------------- -------------
   Service revenues                                                     100.0%            100.0%       100.0%
   Direct cost of services                                               78.2              77.8         77.4
                                                                 ---------------- --------------- -------------
   Gross profit                                                          21.8              22.3         22.6
                                                                 ---------------- --------------- -------------
   Operating expenses:
     Selling, general and administrative expenses                        18.9              18.3         18.6
     Intangibles amortization                                             1.0               1.0          1.0
     Loss on impairment of goodwill and intangibles                      --                 1.2         --
     Restructuring charges                                                0.6              --           --
                                                                 ---------------- --------------- -------------
       Total operating expenses                                          20.5              20.5         19.6
                                                                 ---------------- --------------- -------------
   Income from operations                                                 1.3%              1.8%         3.0%
                                                                 ---------------- --------------- -------------

Fiscal 2001 Compared to Fiscal 2000 from Continuing Operations

Service Revenues: Substantially all of the service revenues are based on the time worked by temporary associates on customer assignments and from permanent placement of personnel with customers. Service revenues decreased by approximately $46.5 million, or 17.7%, to $216.4 million for the 52-week period ended December 30, 2001, compared to $262.8 million for the 52-week period ended December 31, 2000. The decrease was due primarily to reduced demand for temporary services as a result of the broad downturn in the economy. The Company also has seen a significant decrease in permanent placement revenues.

Gross Profit: The Company defines gross profit as service revenues less the cost of providing services, which includes wages and permanent placement commissions, employer payroll taxes (FICA, unemployment and other general payroll taxes), workers' compensation costs related to temporary associates and permanent placement counselors, other temporary payroll benefits and other direct costs related to staffing engagements. Gross profit margin for the 52-week period ended December 30, 2001 was 21.8%, compared to 22.3% for the 52-week period ended December 31, 2000. The margin decline from the comparable period of the prior year was primarily a result of increased pricing competition for staffing services coupled with a reduction in the higher margin permanent placement business. The Company has renewed its workers' compensation insurance for fiscal 2002. As part of the renewal, the Company is required to pay higher premium costs. The Company believes that some of the increase in costs will be passed through as price increases to its customers. However, given the competitive nature of the staffing industry, the Company is unsure whether it will be successful in passing through all cost increases. Accordingly, the Company believes that its gross margin could be negatively impacted in fiscal 2002.

Operating Expenses: Operating expenses include, among other things, staff employee compensation, rent, recruitment and retention of temporary associates, costs associated with opening new offices, depreciation, intangibles amortization and advertising. Total operating expenses as a percentage of service revenues were 20.5% for both the 52-week period ended December 30, 2001 and the 52-week period ended December 31, 2000.

         Selling, general and administrative expenses, as a percentage of service revenues, for the 52-week period ended December 30, 2001 were 18.9%, compared to 18.3% for the 52-week period ended December 31, 2000. The increase as a percentage of service revenues is due primarily to the Company's revenues declining faster than the corresponding reduction in selling, general and administrative expenses.

         Restructuring charges for the 52-week period ended December 30, 2001 added approximately 0.6% in additional operating expenses. The restructuring charges were the result of the closure or consolidation of unprofitable branch offices and related costs, the Company's estimate of future lease costs to be incurred in relation to those offices, severance charges related to the elimination of various operational and senior level management positions and certain legal costs related to refinancing of the Company's revolving credit facility and senior note agreements. During the 52-week period ended December 30, 2001, excluding the remaining Inteliant offices to be disposed of, the Company has reduced its staff by approximately 142, or 25.4%, full-time equivalent employees and had closed or consolidated 35 offices. As of March 8, 2002, the Company has reduced its staff by an additional 36 full-time equivalent employees.

Income from Operations: Income from operations for the 52-week period ended December 30, 2001 was approximately $2.8 million, a decrease of approximately $2.0 million, compared to $4.8 million for the 52-week period ended December 31, 2000. Operating margin was 1.3%, compared to 1.8% for the comparable period of the prior year. The decrease in operating margin was due largely to the decrease in gross profit.

Income Taxes: For the 52-week period ended December 30, 2001, the Company recognized a tax provision of approximately $5.2 million. The income tax provision was caused primarily by recognition of $5.2 million of deferred tax asset valuation allowances. The valuation allowance was recorded given the losses incurred and the uncertainties regarding future operating profitability and taxable income.

Fiscal 2000 Compared to Fiscal 1999 from Continuing Operations

Service Revenues: Service revenues increased by $13.0 million, or 5.2%, to $262.8 million for the 52-week period ended December 31, 2000, compared to $249.8 million for the 52-week period ended January 2, 2000. Of the $13.0 million increase, approximately $5.6 million was attributable to revenues generated by new offices (offset by office closures) and $7.4 million was attributable to increased revenues from existing offices.

Gross Profit: Gross profit for the 52-week period ended December 31, 2000 was $58.5 million, compared to $56.4 million for the 52-week period ended January 2, 2000, an increase of $2.1 million, or 3.7%. For the 52-week period ended December 31, 2000, gross profit margin was 22.3%, compared to 22.6% for the comparable period of the prior year. The decrease in gross profit margin was due primarily to a reduction in the higher margin permanent placement business.

 Operating Expenses: Total operating expenses, as a percentage of revenues, increased to 20.5% for the 52-week period ended December 31, 2000 from 19.6% for the 52-week period ended January 2, 2000. As discussed below, the increase is due primarily to a loss on impairment of goodwill related to certain intangibles.

         During the 52-week period ended December 31, 2000, management determined to eliminate certain specialty lines of business in order to concentrate on core services provided by SOS in those markets. As a result of the change in the Company's operational focus in these markets, the projected cash flows were less than the carrying amount of the associated intangible asset. Therefore, goodwill and other intangibles of approximately $3.1 million relating to those specific acquisitions were determined to be impaired and were written off.

Income from Operations: Income from operations decreased approximately $2.7 million, or 36.0%, to $4.8 million for the 52-week period ended December 31, 2000, compared to $7.5 million for the 52-week period ended January 2, 2000. Operating margin was 1.8% for the fiscal year ended December 31, 2000, compared to 3.0% for the fiscal year ended January 2, 2000. The decrease in operating margin was primarily due to the increase in operating expenses coupled with decrease in gross profit margin.

Income Taxes: The effective combined federal and state income tax rate on income from continuing operations was 34.7% for the 52-week period ended December 31, 2000, compared to 27.0% for the 52-week period ended January 2, 2000. The decrease in the effective tax rate was due primarily to an increase in income tax credits earned through specific government-sponsored hiring incentives.

Liquidity and Capital Resources

         For the 52-week period ended December 30, 2001, net cash provided by operating activities was $21.1 million, compared to $17.5 million for the 52-week period ended December 31, 2000. The change in operating cash flow was primarily a result of a net increase in cash provided from certain working capital components, primarily accounts receivable and income tax receivable.

         The Company's investing activities for the 52-week period ended December 30, 2001 used approximately $6.2 million, compared to $7.5 million for the 52-week period ended December 31, 2000. The Company's investing activities used approximately $1.5 million to purchase property and equipment, approximately $2.2 million in acquisition earnouts and approximately $2.4 million for notes receivable issued during the 52-week period ended December 30, 2001. By comparison, the Company used approximately $1.2 million to purchase a 12.5% equity interest in BioLynx, Inc. common stock, $2.9 million to purchase property and equipment and approximately $3.3 million for acquisition earnouts during the 52-week period ended December 31, 2000. Additionally, during the 52-week period ended December 31, 2000, the Company received $1.0 million in cash relating to the sale of the IT consulting division. Also in conjunction with the sale of the consulting division, the Company extended $1.0 million in the form of a note receivable to the purchasers in that transaction.

         The Company's financing activities for the 52-week period ended December 30, 2001 used approximately $15.2 million, compared to $11.4 million for the 52-week period ended December 31, 2000, primarily for payments, net of borrowings, on the Company's debt instruments.

         During fiscal 2001, the Company entered into a Third Amendment to Amended and Restated Credit Agreement (the "Credit Amendment") with Wells Fargo Bank Northwest, N.A. ("Wells Fargo") and Bank One, NA ("Bank One") (collectively, the "Lenders") to extend the Company's line of credit, which expired July 1, 2001. Pursuant to the Credit Amendment, the Company's line of credit was reduced from $30.0 million to $18.0 million, $8.0 million of which is available for borrowing in cash, with a maturity date of June 30, 2002, and $10.0 million of which is available under letters of credit to be issued solely as required by the Company's workers' compensation insurance providers, with a maturity date of January 1, 2003. Also pursuant to the Credit Amendment, certain financial covenants of the credit facility were modified. The Credit Amendment provides for borrowings at the prime rate (4.75% as of December 30, 2001) plus
2.5 percentage points. Additionally, the credit facility provides for an additional fee of $250,000 unless the Lenders are paid in full and their credit commitment is terminated on or before June 15, 2002. As of December 30, 2001, the Company had no outstanding borrowings under the credit facility. As of December 30, 2001, the Company had letters of credit of $6.7 million outstanding to secure its workers' compensation premium obligation. Subsequent to December 30, 2001, the Company issued an additional $3.2 million in letters of credit and an additional $1.0 million cash deposit to secure its workers' compensation insurance program.

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

         Pursuant to the Amendment, the Series A Notes bear interest at the rate of 8.72% per annum and any overdue payments bear interest at the greater of 10.72% and 2% over the prime rate of The First National Bank of Chicago, while the Series B Notes bear interest at the rate of 8.95% per annum and any overdue payments bear interest at the greater of 10.95% and 2% over the prime rate of The First National Bank of Chicago. The change in the interest rate charged on the senior notes is estimated to have an annual impact of approximately $0.6 million on the Company's financial operations.

         In addition, as consideration for the Amendment, the Company and each of its subsidiaries entered into a security agreement dated as of July 30, 2001 with State Street Bank and Trust Company, as collateral agent (the "Collateral Agent"), on behalf of Wells Fargo Bank, National Association, as administration agent under the Company's bank credit facility, the financial institutions that from time to time are parties to the credit facility as lenders thereunder (collectively, the "Lenders") and the Noteholders, pursuant to which the Company offered as collateral security for the senior notes the pledge and grant by the Company and each subsidiary of a security interest in and lien upon all of its personal property assets including, without limitation, all accounts receivable, intellectual property rights and shares of capital stock of the Company's subsidiaries. Such security interests have a first priority security interest to the extent such interests cover accounts receivable of the Company and each subsidiary and, as to other items of collateral, have a priority as mutually agreed by the Noteholders and the Lenders pursuant to an intercreditor agreement among such parties and the Collateral Agent dated as of July 30, 2001. In addition, all obligations of the Company under the credit facility and the note purchase agreements are to be guaranteed by the subsidiaries.

         The Amendment also provides for optional or mandatory prepayments, as the case may be, upon the occurrence of certain events including, but not limited to, a change in control, transfer of property or issuance of equity securities of the Company. In addition, the Amendment provides that the Company shall deliver certain financial statements within 30 days of the end of each calendar month as well as an officer's certificate in connection with the delivery of financial statements for the last month of each fiscal quarter of the Company. Also as consideration for the Amendment and waiver by the Noteholders, the Company paid an amendment fee to the Noteholders of $200,000 in the aggregate, as well as fees and expenses of the Noteholders' special counsel. The Company also is required to pay on June 15, 2002 a supplemental note fee of $250,000, which amount will be waived if the Company has paid all amounts due and outstanding under the note purchase agreements prior to such date. Also pursuant to the Amendment, certain financial covenants of the Company were modified.

         Also in conjunction with the Amendment, the Company entered into a Fourth Amendment to Amended and Restated Credit Agreement with the Lenders dated as of September 4, 2001 in order to make conforming changes with respect to the collateralization transaction described above.

         The Company's revolving credit facility and note purchase agreements contain certain restrictive covenants, including certain debt ratios and restrictions on the sale of capital assets. As of December 30, 2001, the Company was out of compliance with minimum EBITDA requirements under its note purchase agreements with its Noteholders and its revolving credit agreement with its Lenders. On April 15, 2002, the Company entered into a Fifth Amendment to Amended and Restated Credit Agreement and Waiver (the "Fifth Credit Amendment") with the Lenders to extend the Company's line of credit. Pursuant to the Fifth Crecit Amendment, the Company's line of credit was reduced from $18.0 million to $16.0 million, $6.0 million of which is available for borrowing in cash, reduced as provided below, with a maturity date of September 1, 2003, and $10.0 million of which is available under letters of credit to be issued solely as required by the Company's workers' compensation insurance providers, with a maturity date of January 1, 2004. The Fifth Credit Amendment provides for borrowings at the prime rate (4.75% as of December 30, 2001) plus 3.0 percentage points through and including June 30, 2002, after which time borrowings under the facility will be charged an interest rate equal to the then current prime rate plus 3.5 percentage points. Additionally, the Fifth Credit Amendment provides for an amendment fee of approximately $78,000, payable to the Lenders upon execution of the Fifth Credit Amendment, plus a supplemental fee of $250,000 payable on September 1, 2003, unless the Lenders are paid in full and their credit commitment is terminated on or before such date. In addition, the Company paid $313,000 of the outstanding borrowings under the revolving credit facility upon execution of the Fifth Credit Amendment. The Company will pay an additional $469,500 and $558,929 of the outstanding borrowings under the revolving credit facility on September 15, 2002 and December 15, 2002, respectively. Such payments will permanently reduce the line of credit available to the Company for borrowing in cash to less than the $6.0 million stated above. The Fifth Credit Amendment also waives any violations of financial covenants under the credit facility that may have existed at December 30, 2001 and any such violations that may exist as of March 31, 2002. In addition, certain financial covenants of the Company have been modified. As of April 11, 2002, the Company had outstanding borrowings under the revolving credit facility of approximately $7.3 million.

         Also on April 15, 2002, the Company entered into an Amendment No. 3 to Note Purchase Agreement ("Amendment No. 3") with the Noteholders, whereby the Noteholders waived the Company's noncompliance with certain financial covenants under the Company's bank credit facility and the existing note purchase agreements with the Noteholders as of December 30, 2001 and any noncompliance of such covenants that may exist as of March 31, 2002. The Noteholders also consented to the Company entering into the Fifth Credit Amendment described above. Pursuant to Amendment No. 3, the Series A Notes bear interest at the rate of 9.22% per annum beginning as of April 1, 2002 through, but excluding, June 30, 2003, and at the rate of 9.72% per annum from June 30, 2003 until the Series A Notes become due and payable. The Series B Notes bear interest at the rate of 9.45% per annum beginning as of April 1, 2002 through, but excluding, June 30, 2003, and at the rate of 9.95% per annum from June 30, 2003 until the Series B Notes become due and payable.

         Pursuant to Amendment No. 3, any overdue payments on the Series A Notes bear interest at the greater of 2% over the interest rate currently in effect as stated above or 2% over the prime rate of The First National Bank of Chicago. The change in the interest rate charged on the senior notes is estimated to have an annual impact of approximately $142,000 on the Company's financial operations. In addition, the Company paid $687,000 of the principal amount of the senior notes upon execution of Amendment No. 3. The Company will pay an additional $1,030,500 and $1,227,600 of the principal amount of the senior notes on September 15, 2002 and December 15, 2002, respectively.

         Amendment No. 3 also provides for optional or mandatory prepayments, as the case may be, upon the occurrence of certain events including, but not limited to, a change of control, transfer of property or issuance of equity securities of the Company. In addition, Amendment No. 3 provides that the Company pay to the Lenders and the Noteholders any federal, state or local tax refund or repayment, which amount shall be distributed pursuant to the Amended and Restated Intercreditor Agreement dated as of April 15, 2002 among the Collateral Agent, the Lenders and the Noteholders; however, if the Company receives any refund arising from the 2002 Job Act relating to net operating loss carryforwards, the Company will be able to retain for working capital purposes the lesser of $2,000,000 or 50% of the refund. Any such prepayments paid to the Lenders also will be treated as a permanent reduction in the line of credit available to the Company for borrowing in cash under the revolving credit facility.

         Pursuant to Amendment No. 3, the Company shall deliver to the Noteholders certain financial statements within 30 days of the end of each calendar month certified by the senior financial officer of the Company. As consideration for Amendment No. 3 and the waiver by the Noteholders, the Company paid an amendment fee to the Noteholders of $145,475, as well as fees and expenses of the Noteholders' special counsel. In addition, the Company paid to each Noteholder accrued but unpaid interest on such holder's notes for the period beginning March 1, 2002 through and including March 31, 2002. Also pursuant to Amendment No. 3, the Company is required to pay on September 1, 2003 a supplemental note fee of $250,000, which amount will be waived if the Company has paid all amounts due and outstanding under the note purchase agreements prior to such date. Also, certain financial covenants of the Company were modified. In the event the Company fails to comply with such covenants as modified, Amendment No. 3 provides that the Noteholders may, at their discretion and at the expense of the Company, retain a financial advisor to review, and advise the Noteholders and the Company upon, the financial status of the Company. The security agreement dated as of July 30, 2001 previously discussed herein remains in place pursuant to Amendment No. 3.

         The following tables provide information on future payments under the Company's debt agreements and capital commitments, including maturities on borrowings and future minimum lease payments under non-cancelable operating leases (in thousands):

                                                                        Payments due by period
                                             -----------------------------------------------------------------------------
Contractual Obligations
                                Total         Less than 1 year       1-3 years          4-5 years         After 5 years
Long-Term Debt(1)           $       29,095      $5,668              $      13,680     $       8,571       $        1,175
Operating Leases                     4,844              2,620               2,003               221                   --
                          ------------------ ------------------- ------------------ ------------------- ------------------
Total Contractual Cash
    Obligations             $       33,939      $       8,288       $      15,683     $       8,792       $       1,175
                          ------------------ ------------------- ------------------ ------------------- ------------------

                                                                Amount of Commitment Expiration Period
                                             -----------------------------------------------------------------------------
Other Commercial            Total Amounts
Commitments                   Committed       Less than 1 year       1-3 years          4-5 years         After 5 years
                          ------------------ ------------------- ------------------ ------------------- ------------------
Lines of Credit             $        8,000      $       8,000       $          --     $          --        $          --
Letters of Credit                   10,000             10,000                  --                --                   --
                          ------------------ ------------------- ------------------ ------------------- ------------------
Total Commercial
    Commitments             $       18,000      $      18,000       $          --      $          --       $          --
                          ------------------ ------------------- ------------------ ------------------- ------------------


         On March 9, 2002, the Job Creation and Work Assistance Act of 2002 (the "2002 Job Act") was signed into law, which includes certain provisions that the Company believes will provide favorable tax treatment for the Company. Among such provisions is the extension of the net operating loss carryback period from two years to five years for net operating losses arising in tax years ending in 2001 and 2002. These provisions also allow companies to use the net operating loss carrybacks and carryforwards to offset 100 percent of alternative minimum taxable income. In accordance with SFAS No. 109, "Accounting for Income Taxes," the effect of the change in the law will be accounted for in the first quarter of fiscal 2002. The Company is currently assessing the impact the new law will have on the Company's financial position and results of operations. The Company paid approximately $4.5 million and $2.8 million in federal income taxes for fiscal 1997 and fiscal 1996, respectively.

Seasonality

         The Company's business follows the seasonal trends of its customers' business. Historically, the Company has experienced lower revenues in the first quarter, with revenues accelerating during the second and third quarters and then slowing again during the fourth quarter.

Impact of Inflation

         The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.

Impact of Recent Accounting Pronouncements

        In June 2001 the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for the Company's fiscal years ending after December 30, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Additionally, under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged; unless the intangible assets identified have an indefinite life, those assets will be amortized over their useful life. Assets of the Company that have been separately identified include, but are not limited to, trademarks and tradenames, non-competition agreements and customer lists.

        During fiscal 2001, the Company continued to amortize existing goodwill and intangible assets. Under SFAS No. 142, the Company will discontinue amortization of existing goodwill and other intangible assets with indefinite lives in fiscal 2002. The Company anticipates that adoption of SFAS No. 142 will result in an impairment of a significant portion of the existing goodwill and other intangible assets with an indefinite life currently carried on the balance sheet, as goodwill and intangible assets with indefinite lives will be subject to assessment for impairment by applying a fair-value-based test rather than an undiscounted cash flow approach currently used by the Company. As of December 30, 2001, the net book value of intangible assets carried on the balance sheet was approximately $48.1 million, of which approximately $32.5 million was attributable to goodwill. The Company estimates that it may be required to write off in excess of $20.0 million of goodwill and intangibles during the first quarter of fiscal 2002. However, the Company has not completed yet its analysis of the total impact of adopting SFAS No. 142 and this initial estimate may change. For the 52-week period ended December 30, 2001, amortization related to goodwill was approximately $1.2 million.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long-lived Assets." The new standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." The new standard also supercedes the provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of SFAS No. 144 are effective for financial statements beginning after December 15, 2001 but allow for earlier application. The Company currently is assessing the impact the adoption of these provisions will have on the Company's financial position and results of operations.

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

Revolving Credit Facility: The Company's revolving credit facility bears interest at the prime rate plus 2.5%; at December 30, 2001, such prime rate was 4.75%. For the 52-week period ended December 30, 2001, the Company had no advances outstanding under the revolving credit facility.

Senior Notes: For the 52-week period ended December 30, 2001, the Company's outstanding borrowings on the senior notes were $29.1 million, with a weighted average fixed interest rate of 8.92%. As stated above, any changes in the fair value of the senior notes generally will not have a significant impact on the Company unless the Company is required to refinance the senior notes. The fair value of the Company's senior notes is estimated by discounting expected cash flows at the prime rate, 4.75% at December 30, 2001, plus 2.5%. Using such discount rate over the expected maturities of the senior notes, the Company calculates that the estimated fair value of the obligations on the senior notes, using a discount rate of 7.25% over the expected maturities of the obligations, is approximately $30.3 million. If the discount rate were to increase by 10% to 8.0%, the estimated fair value of the obligation on the unsecured notes would be approximately $29.8 million. If the discount rate were to decrease by 10% to 6.5%, the estimated fair value of the obligation on the unsecured notes would be approximately $30.9 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Consolidated   Financial   Statements   of  the  Company   meeting  the
requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K, as listed below:

                                                                                                Page
                                                                                                ----

Report of Independent Public Accountants.........................................................21
Consolidated Balance Sheets as of December 30, 2001 and December 31, 2000........................22
Consolidated Statements of Operations for the 52 weeks ended
     December 30, 2001, December 31, 2000 and January 2, 2000....................................24
Consolidated Statements of Shareholders' Equity for the 52 weeks ended
     December 30, 2001, December 31, 2000 and January 2, 2000....................................26
Consolidated Statements of Cash Flows for the 52 weeks ended
     December 30, 2001, December 31, 2000 and January 2, 2000....................................27
Notes to Consolidated Financial Statements.......................................................29

         Other schedules required under Regulation S-X are listed in Item 14 of this Annual Report on Form 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To SOS Staffing Services, Inc.:

We have audited the accompanying consolidated balance sheets of SOS Staffing Services, Inc. (a Utah Corporation) and its subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SOS Staffing Services, Inc. and its subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States.





/s/ARTHUR ANDERSEN LLP
----------------------------
   ARTHUR ANDERSEN LLP
   Salt Lake City, Utah
   February 8, 2002 (except with respect to Note 13, "Subsequent Events," as to which the date is April 15, 2002.)

                           SOS STAFFING SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  As of December 30, 2001 and December 31, 2000


                                     ASSETS
                                 (in thousands)
                                                                      December 30,            December 31,
                                                                         2001                     2000
                                                                   ------------------       -----------------
CURRENT ASSETS
      Cash and cash equivalents                                       $        879             $      1,185
      Accounts receivable, less allowances of
          $2,267 and $2,916, respectively                                   21,995                   44,488
      Current portion of workers' compensation deposit                         273                      213
      Prepaid expenses and other                                               853                    1,032
      Deferred income tax asset                                                 --                    5,852
      Income tax receivable                                                    367                    8,088
                                                                   ------------------       -----------------
          Total current assets                                              24,367                   60,858
                                                                   ------------------       -----------------

PROPERTY AND EQUIPMENT, at cost
      Computer equipment                                                     6,082                    3,935
      Office equipment                                                       3,808                    4,009
      Leasehold improvements and other                                       1,887                    1,834
                                                                   ------------------       -----------------
                                                                            11,777                    9,778
      Less accumulated depreciation and amortization                       (7,269)                  (5,456)
                                                                   ------------------       -----------------
          Total property and equipment, net                                  4,508                    4,322
                                                                   ------------------       -----------------

OTHER ASSETS
      Intangible assets, less accumulated amortization
          of $12,853 and $14,979, respectively                              48,060                   92,007
      Deposits and other assets                                              1,808                    4,201
                                                                   ------------------       -----------------
          Total other assets                                                49,868                   96,208
                                                                   ------------------       -----------------

                                                                      $     78,743             $    161,388
                                                                   ==================       =================

        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                           SOS STAFFING SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                  As of December 30, 2001 and December 31, 2000


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      (in thousands, except per share data)

                                                                       December 30,             December 31,
                                                                           2001                     2000
                                                                     -----------------        -----------------
CURRENT LIABILITIES
      Line of credit                                                  $            --          $         9,000
      Current portion of notes payable                                          5,668                    8,273
      Accounts payable                                                          1,571                    2,667
      Accrued payroll costs                                                     3,492                   10,196
      Current portion of workers' compensation reserve                          4,484                    4,689
      Accrued liabilities                                                       4,799                    6,021
                                                                     -----------------        -----------------
          Total current liabilities                                            20,014                   40,846
                                                                     -----------------        -----------------

LONG-TERM LIABILITIES
      Notes payable, less current portion                                      23,427                   27,000
      Workers' compensation reserve, less current portion                       1,018                    1,064
      Deferred income tax liability                                                --                      652
      Deferred compensation liabilities                                           743                      941
                                                                     -----------------        -----------------
          Total long-term liabilities                                          25,188                   29,657
                                                                     -----------------        -----------------

COMMITMENTS AND CONTINGENCIES
      (Notes 1, 3, 5 and 6)

SHAREHOLDERS' EQUITY
      Common stock $0.01 par value, 20,000 shares authorized,
          12,691 shares issued and outstanding                                   127                       127
      Additional paid-in capital                                              91,693                    91,693
      Accumulated deficit                                                    (58,279)                     (935)
                                                                     -----------------        -----------------
          Total shareholders' equity                                          33,541                    90,885
                                                                     -----------------        -----------------

                                                                      $       78,743          $        161,388
                                                                     =================        =================

        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Fiscal Years Ended December 30, 2001,
                     December 31, 2000 and January 2, 2000

                      (in thousands, except per share data)

                                                                         Fiscal Year (52/53 Weeks)
                                                        -------------------------------------------------------------
                                                              2001                  2000                  1999
                                                        ------------------    ------------------    -----------------
SERVICE REVENUES                                            $  216,358             $  262,822          $   249,803
DIRECT COST OF SERVICES                                        169,276                204,333              193,445
                                                        ------------------    ------------------    -----------------
     Gross Profit                                               47,082                 58,489               56,358
                                                        ------------------    ------------------    -----------------

OPERATING EXPENSES:
     Selling, general and administrative                        40,810                 48,085               46,260
     Intangibles amortization                                    2,153                  2,547                2,613
     Loss on impairment of goodwill and intangibles                 --                  3,102                   --
     Restructuring charges                                       1,334                     --                   --
                                                        ------------------    ------------------    -----------------
       Total operating expenses                                 44,297                 53,734               48,873
                                                        ------------------    ------------------    -----------------

INCOME FROM OPERATIONS                                           2,785                  4,755                7,485
                                                        ------------------    ------------------    -----------------

OTHER INCOME (EXPENSE):
     Interest expense                                           (3,040)                (4,069)              (4,101)
     Interest income                                               153                    181                   88
     Other, net                                                      2                   (622)                 (36)
                                                        ------------------    ------------------    -----------------
       Total, net                                               (2,885)                (4,510)              (4,049)
                                                        ------------------    ------------------    -----------------

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
    PROVISION FOR INCOME TAXES
                                                                  (100)                   245                3,436

PROVISION FOR INCOME TAXES                                      (5,200)                   (85)                (928)
                                                        ------------------    ------------------    -----------------

(LOSS) INCOME FROM CONTINUING OPERATIONS
                                                                (5,300)                   160                2,508
                                                        ------------------    ------------------    -----------------

(Continued on next page)

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (continued) For the Fiscal Years Ended December 30, 2001,
                      December 31, 2000 and January 2, 2000

                      (in thousands, except per share data)


                                                                         Fiscal Year (52/53 Weeks)
                                                        -------------------------------------------------------------
                                                              2001                  2000                  1999
                                                        ------------------    ------------------    -----------------
DISCONTINUED OPERATIONS:
     (Loss) income from discontinued operations (net
        of income tax (benefit) provision of $0,
        ($439) and $2,305, respectively)                     $  (34,429)           $    (1,407)          $   2,843
     Loss from sale of discontinued operations (net of
        income tax benefit of $0 and $11,225,
        respectively)                                           (17,615)               (27,954)                 --
                                                        ------------------    ------------------    -----------------
           Total discontinued operations                        (52,044)               (29,361)              2,843

NET (LOSS) INCOME                                            $  (57,344)           $   (29,201)          $   5,351
                                                        ------------------    ------------------    -----------------


BASIC (LOSS) INCOME PER COMMON SHARE:
     (Loss) income from continuing operations                $    (0.42)           $      0.01           $    0.20
     (Loss) income from discontinued operations                   (4.10)                (2.31)                0.22
                                                        ------------------    ------------------    -----------------
     Net (loss) income                                       $    (4.52)           $    (2.30)           $    0.42
                                                        ------------------    ------------------    -----------------

DILUTED (LOSS) INCOME PER COMMON SHARE:
     (Loss) income from continuing operations                $    (0.42)           $      0.01           $    0.20
     (Loss) income from discontinued operations                   (4.10)                 (2.31)               0.22
                                                        ------------------    ------------------    -----------------
     Net (loss) income                                       $    (4.52)           $     (2.30)          $    0.42
                                                        ------------------    ------------------    -----------------

WEIGHTED AVERAGE COMMON SHARES:
     Basic                                                       12,691                 12,691              12,691
     Diluted                                                     12,691                 12,692              12,699


        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
          EQUITY For the Fiscal Years Ended December 30, 2001, December
                          31, 2000 and January 2, 2000

                                 (in thousands)

                                                                      Additional   Accumulated
                                                Common Stock           Paid-in       Earnings
                                         ---------------------------
                                            Shares        Amount       Capital      (Deficit)        Total
                                         ----------------------------------------------------------------------
BALANCE, January 3, 1999                      12,689   $       127    $   91,564    $   22,915     $   114,606
      Exercise of stock options                    2            --            22            --              22
      Tax benefit of disqualifying
         dispositions of stock                     --           --           107            --             107
      Net income                                   --           --            --         5,351           5,351
                                         ----------------------------------------------------------------------

BALANCE, January 2,  2000                      12,691          127        91,693        28,266         120,086
      Net loss                                     --           --            --       (29,201)        (29,201)
                                         ----------------------------------------------------------------------

BALANCE, December 31, 2000                     12,691          127        91,693         ( 935)         90,885
      Net loss                                     --           --            --       (57,344)        (57,344)
                                         ----------------------------------------------------------------------

BALANCE, December 30, 2001                     12,691  $       127    $   91,693    $  (58,279)    $    33,541
                                         ----------------------------------------------------------------------

        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Fiscal Years Ended December 30, 2001,
                     December 31, 2000 and January 2, 2000

                                 (in thousands)

                                                                               Fiscal Year (52/53 Weeks)
                                                               ----------------------------------------------------------
                                                                     2001                2000                 1999
                                                               -----------------   ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                              $   (57,344)        $   (29,201)          $     5,351
   Adjustments to reconcile net (loss) income
       to net cash provided by operating activities:
      Depreciation and amortization                                     3,877              11,727                 8,094
      Deferred income taxes                                             5,424              (2,965)                  179
      Loss on disposition of assets                                        37                  27                    19
      Loss on disposition of discontinued operations                   51,711              39,179                    --
      Changes in operating assets and liabilities:
        Accounts receivable, net                                       21,694               5,180                (5,720)
        Workers' compensation deposit                                     (60)                493                  (138)
        Prepaid expenses and other                                        132                (189)                   81
        Deposits and other assets                                         (54)                308                   (18)
        Accounts payable                                               (1,096)                146                  (829)
        Accrued payroll costs                                          (6,779)              1,834                   409
        Workers' compensation reserve                                    (250)                557                 2,360
        Accrued liabilities                                            (3,737)               (665)                3,255
        Income taxes                                                    7,497              (8,904)                 (105)
                                                               -----------------   ------------------   -----------------
         Net cash provided by operating activities                     21,052              17,527                12,938
                                                               -----------------   ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in equity securities                                         --              (1,250)                   --
   Cash paid for acquisitions of businesses                                --                  --                   (32)
   Purchases of property and equipment                                 (1,543)             (2,918)               (4,346)
   Payments on acquisition earnouts                                    (2,217)             (3,358)              (28,611)
   Proceeds from sale of property and equipment                            --                  22                 1,598
   Proceeds from sale of the IT consulting division                        --               1,000                    --
   Issuance of note receivable                                         (2,421)             (1,000)                   --
                                                               -----------------   ------------------   -----------------
         Net cash used in investing activities                         (6,181)             (7,504)              (31,391)
                                                               -----------------   ------------------   -----------------

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            (continued) For the Fiscal Years Ended December 30, 2001,
                      December 31, 2000 and January 2, 2000

                                 (in thousands)

                                                                                  Fiscal Year (52/53 Weeks)
                                                                -------------------------------------------------------------
                                                                       2001                  2000                 1999
                                                                -------------------   -------------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of employee stock options                $       --            $       --             $       129
   Proceeds from borrowings                                             26,992                13,288                22,000
   Principal payments on borrowings                                    (42,169)              (24,703)                (6,414)
                                                                -------------------   -------------------   -----------------
         Net cash (used in) provided by financing                      (15,177)              (11,415)                15,715
   activities
                                                                -------------------   -------------------   -----------------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                                   (306)               (1,392)                (2,738)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                   1,185                 2,577                  5,315
                                                                -------------------   -------------------   -----------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                   $       879           $     1,185           $      2,577
                                                                -------------------   -------------------   -----------------


SUPPLEMENTAL  CASH FLOW INFORMATION:
   Cash paid (received) during the period for:
     Interest                                                       $    3,297           $    4,004            $    3,908
     Income taxes                                                       (7,721)                 290                 3,332



SUPPLEMENTAL NON CASH INVESTING AND FINANCING INFORMATION

During fiscal 2001, the Company exchanged its investment in BioLynx common stock valued at approximately $1.3 million for a perpetual royalty free license for certain BioLynx technology (see Note 2).



        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Nature of Operations

         SOS Staffing Services, Inc. ("SOS" or the "Company") is a leading provider of staffing and consulting services primarily in the western United States. As of December 30, 2001, SOS operated a network of 100 offices located in 15 states. The Company provides a broad range of services including light industrial, clerical, industrial, technical and other professional services.


2.       Summary of Significant Accounting Policies

Fiscal Year - The Company's fiscal year ends on the Sunday closest to December 31, which results in a 52- or 53-week year. The fiscal year ended December 30, 2001 ("fiscal 2001"), the fiscal year ended December 31, 2000 ("fiscal 2000") and the fiscal year ended January 2, 2000 ("fiscal 1999") each contained 52 weeks.

Principles of Consolidation - The consolidated financial statements include the accounts of SOS Staffing Services, Inc. and its wholly owned subsidiaries, Devon & Devon Personnel Services, Inc., ServCom Staff Management, Inc., SOS Collection Services, Inc. and Inteliant Corporation ("Inteliant"). All significant intercompany transactions have been eliminated in consolidation.

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

Property and Equipment - Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the terms of the respective leases or the estimated economic lives of the assets, whichever is shorter. The Company capitalizes internal and external costs incurred in connection with developing or obtaining internal use software in accordance with Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The depreciation and amortization periods are as follows:

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

Deposits and Other Assets - The Company's deposits and other assets at December 30, 2001 and December 31, 2000 consisted primarily of the following (in thousands):

                                                                     2001            2000
                                                                --------------- ---------------
                Investment in Biolynx, Inc. common stock          $       --      $    1,250
                Notes receivable, less allowance of $500                  --           1,000
                Restricted investments                                   743             941
                Deposits and other                                     1,065           1,010
                                                                --------------- ---------------
                                                                  $    1,808      $    4,201
                                                                --------------- ---------------


         In April 2000, the Company purchased a 12.5% interest in a privately held company, Biolynx, Inc., for approximately $1.3 million in cash. During the 52-week period ended December 30, 2001, as a result of a strategic shift in market development by the management of BioLynx, the Company determined to divest its investment in BioLynx. In exchange and as consideration for the Company's common stock holdings, BioLynx agreed to a perpetual royalty-free license for certain technology (including all proprietary software and related intellectual property and all source and object codes utilized to develop the product) used by the Company. Management has estimated the technology value to approximate its investment in BioLynx. As such, the investment was reclassified from other long-term assets to property, plant and equipment and is being amortized over three years.

         Notes receivable at December 30, 2001 consisted of a note receivable from Bency & Associates, LLP for $0.5 million, net of allowance for notes receivable of $0.5 million. Notes receivable at December 31, 2000, consisted of notes receivable issued to HD for $1.0 million as part of a subordinated loan agreement (see Note 3) and a note receivable to Bency and Associates for $0.5 million, net of allowance for notes receivable of $0.5 million.

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

Intangible Assets - Intangible assets consist of the following amounts as of December 30, 2001 and December 31, 2000 (in thousands):


                                                                        2001                 2000
                                                                 -------------------- --------------------

    Goodwill                                                        $     37,119         $     84,365
    Trademarks and tradenames                                             18,046               19,260
    Non-compete agreements                                                 1,828                2,507
    Other intangible assets                                                  598                  854
                                                                 -------------------- --------------------
                                                                          57,591              106,986
    Less:
        Accumulated amortization goodwill                                 (4,639)             (10,361)
        Accumulated amortization trademarks and tradenames                (2,613)              (2,135)
        Accumulated amortization non-compete agreements                   (1,685)              (1,744)
        Accumulated amortization other intangible assets                    (594)                (739)
                                                                 -------------------- --------------------
    Net intangible assets                                            $    48,060         $     92,007
                                                                 -------------------- --------------------

         Goodwill and trademarks and tradenames are amortized using the straight-line method over 30 years; non-compete agreements and other intangible assets are generally being amortized using the straight-line method over three to six years. During fiscal 2001, the Company determined to dispose of all of the assets related to its Inteliant operations (see Note 3). As such, the Company determined that all of these intangible assets related to Inteliant are impaired. See accounting for long-lived assets below.

Accounting for the Impairment of Long-Lived Assets - Long-lived assets, including goodwill and other intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events or circumstances have occurred that indicate possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. When such estimate of the future undiscounted cash flows is less than the carrying amount of the related asset, a potential impairment exists.

         During fiscal 2001, the Company determined to dispose of all of the assets related to its Inteliant operations (see Note 3). As such, intangible assets relating to the Inteliant operations with a carrying value of approximately $42.5 million have been impaired and the carrying value has been reduced to zero. During fiscal 2000, executive management determined to abandon certain specialty lines of business in certain markets, including the specialized mortgage staffing business, and concentrate on developing more traditional services supplied by the Company in those markets. New management was put in place at these locations, recruiting was modified to find temporary employees to compete in more traditional markets and the emphasis has been changed to attract clients more in line with the core business of the Company. As a result of the change in operational focus in these markets, the revised projected cash flows were less than the carrying amount of the associated intangible asset. Therefore, assets of approximately $3.1 million relating to those specific acquisitions were determined to be impaired and were written-off.

         Due to recent accounting pronouncements (see Note 12. "Recent Accounting Pronouncements"), the Company estimates that it may be required to write off in excess of $20.0 million of goodwill and intangibles during the first quarter of fiscal 2002 related to SFAS No. 142 "Goodwill and Other Intangibles" ("SFAS No. 142"). However, the Company has not completed yet its analysis of the total impact of adopting SFAS No. 142 and this initial estimate may change. For the 52-week period ended December 30, 2001, amortization related to goodwill was approximately $1.2 million.

Workers' Compensation - For fiscal 2001 and fiscal 2000, the Company maintained workers' compensation insurance with ACE USA ("ACE"), an insurer, with a deductible of $300,000 per incident, and an aggregate cap of approximately $10.8 million, adjusted based on actual payroll. The Company also is required to provide letters of credit to ACE to provide security for the Company's performance under the insurance plan. As of December 30, 2001, letters of credit provided to ACE were approximately $6.7 million. Subsequent to December 30, 2001, the Company was required to provide an additional $3.3 million in letters of credit, as part of its workers' compensation insurance renewal for fiscal 2002. Under the terms of the ACE agreement, the Company is required to fund into a deposit account an amount equal to the actual payments made by ACE during the previous month as reimbursement to ACE for such deductibles. If claims payments on any specific claim exceed the deductible amount of $300,000, the Company is not required to reimburse the fund for those payments over and above the deductible. Some states do not permit private insurance for workers' compensation; where this is the case, the Company is covered by appropriate state insurance funds.

         The Company has established reserve amounts based upon information provided ACE as to the status of claims plus development factors for incurred but not yet reported claims and anticipated future changes in underlying case reserves. Such reserve amounts are only estimates and there can be no assurance that the Company's future workers' compensation obligations will not exceed the amount of its reserves. However, management believes that the difference between the amounts recorded for its estimated liability and the costs of settling the actual claims will not be material to the results of operations.

Income Taxes - The Company records income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is established when it is more likely than not that a deferred tax asset is not realizable in the foreseeable future on a tax entity by entity basis.

Accounting for stock based compensation - The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

Income From Continuing Operations Per Common Share - Basic income (loss) from continuing operations per common share ("Basic EPS") excludes dilution and is computed by dividing income (loss) by the weighted-average number of common shares outstanding during the year. Diluted income (loss) from continuing operations per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on income (loss) from continuing operations per common share.

         Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years presented (in thousands, except per share amounts):

                                  (Loss) Income
                                 from Continuing
                                   Operations
                                                      (Numerator)           Shares          Per-Share
                                                                        (Denominator)        Amount
                                                    ----------------- ------------------- --------------
                 Fiscal 2001
                    Basic EPS                           $  (5,300)             12,691         $  (0.42)
                      Effect of stock options                                      --


                                                    ----------------- -------------------
                    Diluted EPS                         $  (5,300)             12,691         $  (0.42)
                                                    ================= ===================

                 Fiscal 2000
                    Basic EPS                           $     160              12,691         $   0.01
                      Effect of stock options                                       1


                                                    ----------------- -------------------
                    Diluted EPS                         $     160              12,692         $   0.01
                                                    ================= ===================

                 Fiscal 1999
                    Basic EPS                           $   2,508              12,691         $   0.20
                      Effect of stock options                                       8


                                                    ----------------- -------------------
                    Diluted EPS                         $   2,508              12,699         $   0.20
                                                    ================= ===================

         At the end of fiscal 2001, there were outstanding options to purchase 1,179,000 shares of common stock that were not included in the computation of diluted loss from operations per common share because of the Company's loss from continuing operations. At the end of fiscal 2000 and fiscal 1999, there were outstanding 824,000 and 931,000 shares of common stock, respectively, that were not included in the computation of diluted income from operations per common share because the options' exercise prices were greater than the average market price of the common shares.

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

Fair Value of Financial Instruments - The Company's financial instruments consist primarily of debt obligations. The estimated fair value of the unsecured notes, using a discount rate of 7.25% over the expected maturities of the obligations, is approximately $30.3 million. The fair value of the Company's long-term debt is estimated by discounting expected cash flows at the prime rate (4.75% at December 30, 2001) plus 2.5%. At December 30, 2001 the carrying amount of $29.1 million is reflected in the consolidated balance sheets.

3.       Discontinued Operations

         On December 29, 2000, Inteliant Corporation ("Inteliant") sold to Herrick Douglass, Inc. ("HD") its consulting division and related tangible and intangible assets. The consulting division sold to HD consisted of a full suite of information technology consulting, e-business and telecommunication services, which services were marketed to Fortune 1000, mid-tier and early stage companies, government agencies and educational institutions. As part of this transaction, the Company retained accounts receivable of approximately $9.0 million, of which approximately $7.6 million was collected during fiscal 2001 and the remaining $1.4 million was uncollectable and was written off as bad debt. As part of the sale of the consulting division, the Company agreed to extend a one-year subordinated loan to HD of up to a maximum of $3.5 million to meet HD's operating needs. The promissory note from HD evidencing the loan bore interest at 10% per annum on outstanding principal and was due and payable on or before December 31, 2001. The note was amended in May 2001 to provide for an accumulated interest payment on December 31, 2001, with the principal balance to be paid in 36 monthly installments beginning in January 2002 at an annual interest rate of 12%. As of December 30, 2001, the Company had advanced to HD approximately $3.4 million. As of the date of this filing, HD has been liquidated and the Company has been unable to collect against the note. Accordingly, the Company has written off the entire note to reflect that the Company will not receive the balance due on the note issued by HD. For fiscal 2000, the Company recorded an estimated loss on the disposition, net of tax, of approximately $28 million. For fiscal 2001, an additional loss of approximately $5.0 million was recorded as a result of the greater than expected write-off of receivables and the reserve on the note. The Company does not expect to incur any additional loss related to this discontinued operation.

         In November 2001, the Company resolved to sell or abandon the assets of its IT staffing business, which represented the remaining assets and business of Inteliant. The Company currently is negotiating with various parties, including former owners of some of the IT businesses, for the sale of these assets. The Company believes that the dispositions of these assets will be completed by the end of the second quarter of fiscal 2002. The Company recorded an estimated loss on disposal of these businesses of approximately $12.5 million, including the write-off of all of the remaining goodwill and intangible assets associated therewith of approximately $10.0 million. Also included in the loss on disposal of the Company's IT staffing business is an estimated $367,000 loss from operations from December 31, 2001 through the anticipated disposition dates. These projected losses represent management's best estimates based upon all available information. However, estimates generally are subject to inherent uncertainties and, accordingly, the ultimate loss may differ from estimates and the difference could be significant.

         Subsequent to December 30, 2001, the Company entered into an asset purchase agreement with Abacab Software, Inc. ("Abacab"), pursuant to which the Company sold certain assets of Inteliant's Northern California operations for contingent payments not to exceed $600,000 in the aggregate over three years following the closing date of the transaction based on the gross profit of the business acquired by Abacab. Abacab also assumed liabilities of approximately $40,000. The Company retained accounts receivable of approximately $1.1 million. The Company originally acquired a portion of the assets sold in the transaction from Abacab. The principal of Abacab was engaged by the Company as an independent contractor and was managing the Company's Northern California operations at the time of the closing of the transaction.

         On December 5, 2001, the Company formalized a plan to sell its wholly owned subsidiary, ServCom Staff Management, Inc., a professional employee organization. On December 31, 2001, the Company sold substantially all of the assets of this business to an unrelated entity. The Company retained accounts receivable of approximately $480,000. The terms of the transaction were immaterial to the financial results of the Company. The Company recorded a loss on disposal as part of discontinued operations of approximately $107,000.

         Subsequent to December 30, 2001, the Company settled a dispute with NeoSoft, Inc. ("NeoSoft"), which had been acquired by Inteliant in July 1998. Neosoft and its principal had alleged that the Company owed more than the final earnout payment paid by the Company pursuant to the purchase agreement with Neosoft. As a result of Neosoft's allegations, as of December 30, 2001 the Company had accrued approximately $625,000 for defense costs and additional earnout payments to settle the dispute. Pursuant to the terms of the settlement, the Company paid NeoSoft $550,000 and transferred the NeoSoft operations back to NeoSoft. In return, the Company retains all of the accounts receivable and unbilled revenue of approximately $639,000; however, the Company will pay NeoSoft 15% of the all accounts receivable collected as consideration for NeoSoft's assistance in collecting the receivables. Additionally, NeoSoft will assume approximately $53,000 in accrued paid time off liability and will assume all operating leases. Furthermore, the parties will release all claims including, without limitation, any claims arising under the original asset purchase agreement and under the principal's original employment agreement.

         Operating results of the discontinued operations for fiscal 2001, fiscal 2000 and fiscal 1999 have been classified as discontinued operations in the accompanying consolidated financial statements as follows (in thousands):

                                                               2001             2000              1999
                                                         ----------------- ---------------- -----------------
    Revenues                                                 $  45,986         $ 108,738        $121,251
    Cost of sales                                               38,441            82,061          91,804
                                                         ----------------- ---------------- -----------------
    Gross profit                                                 7,545            26,677          29,447
    Loss on impairment of goodwill and intangibles              32,526                --              --
    Operating and other expenses                                 9,448            28,523          24,299
                                                         ----------------- ---------------- -----------------
         (Loss) income from discontinued operations            (34,429)           (1,846)          5,148
           before income tax
         Income tax benefit (provision)                             --               439          (2,305)
                                                         ----------------- ---------------- -----------------
         (Loss) income from discontinued operations          $ (34,429)        $  (1,407)       $  2,843
                                                         ================= ================ =================

         The loss on disposal of discontinued operations for fiscal 2001 consisted primarily of the elimination of net assets of approximately $15.4 million including: (i) intangible assets, net of accumulated amortization, of approximately $10.0 million; (ii) the write-off of the HD note receivable of approximately $3.4 million; (iii) uncollectible accounts receivable retained in the sale of the IT consulting division of approximately $1.4 million, which was greater than originally estimated; and (iv) the write-off of net property and equipment and other assets of approximately $0.6 million. Additional expenses of approximately $2.2 million, primarily change of control bonuses, professional and legal fees and other transaction-related charges (including an expected $0.4 million loss from operations from January 1, 2001 through the expected disposition dates), were incurred as part of the transaction. The loss on disposal for fiscal 2000 consisted primarily of the elimination of net assets of approximately $37.8 million (including intangible assets net of accumulated amortization of approximately $34.3 million, net property and equipment and other assets of approximately $3.5 million), offset by proceeds of $1.0 million. Additional expenses of approximately $2.4 million, primarily change of control bonuses, professional and legal fees and other transaction related charges, were incurred as part of the transaction. These amounts are included in the loss from the sale of discontinued operations in the accompanying consolidated financial statements. These losses represent management's best estimates based upon all available information. However, estimates generally are subject to inherent uncertainties and, accordingly, the ultimate loss may differ from estimates and the difference could be significant.

4.       Restructuring Charges

         To align staff costs and branch office requirements with existing revenue volume, the Company is streamlining its corporate structure and consolidating or closing branch offices in under-performing markets. During the 52-week period ended December 30, 2001, the Company recorded a restructuring charge of approximately $1.3 million primarily related to the consolidation or closure of 35 branch offices, as well as severance charges related to the elimination of various operational and senior level positions. The Company is endeavoring to reduce potential future lease payments by subleasing the abandoned facilities or negotiating discounted buyouts of the lease contracts. Consequently, the Company's estimates may change based on its ability to effectively reduce such future lease payments. At December 31, 2001, the remaining accrued restructuring charges totaled approximately $0.6 million, and are recorded in the balance sheet as an accrued liability. The activity impacting the accrual for restructuring charges is summarized in the table below (in thousands):

                                                                                         Balance at
                                               Charges to                             December 30, 2001
                                               Operations        Charges Utilized
                                           -------------------- -------------------- --------------------
         Contractual lease obligations         $        589         $       (28)         $       561
         Reductions in workforce                        586                (586)                  --
         Other costs                                    159                (159)                  --
                                           -------------------- -------------------- --------------------
         Total                                 $      1,334         $      (773)         $       561
                                           ==================== ==================== ====================

5.       Credit Facilities and Notes Payable

         During fiscal 2001, the Company entered into a Third Amendment to Amended and Restated Credit Agreement (the "Credit Amendment") with Wells Fargo Bank Northwest, N.A. ("Wells Fargo") and Bank One, NA ("Bank One") (collectively, the "Lenders") to extend the Company's line of credit, which expired July 1, 2001. Pursuant to the Credit Amendment, the Company's line of credit was reduced from $30.0 million to $18.0 million, $8.0 million of which is available for borrowing in cash, with a maturity date of June 30, 2002, and $10.0 million of which is available under letters of credit to be issued solely as required by the Company's workers' compensation insurance providers, with a maturity date of January 1, 2003. Also pursuant to the Credit Amendment, certain financial covenants of the credit facility were modified. The Credit Amendment provides for borrowings at the prime rate (4.75% as of December 30, 2001) plus
2.5 percentage points. Additionally, the credit facility provides for an additional fee of $250,000 unless the Lenders are paid in full and their credit commitment is terminated on or before June 15, 2002. As of December 30, 2001, the Company had no outstanding borrowings under the credit facility. As of December 30, 2001, the Company had letters of credit of $6.7 million outstanding to secure its workers' compensation premium obligation. Subsequent to December 30, 2001, the Company issued an additional $3.2 million in letters of credit and an additional $1.0 million cash deposit to secure its workers' compensation insurance program. As of March 8, 2002, the Company had outstanding borrowings under the revolving credit facility of approximately $6.7 million.

         The following table summarizes information regarding the Company's outstanding senior secured notes (in thousands, except interest rates):

                                                                 Beginning                                     Outstanding
                                                 Note Amount    Balance at      Additional     Payments on     Balance at
                   Rate        Default Rate                      12/31/00       Borrowings        Notes         12/30/01
                 ---------- -------------------- ------------- -------------- --------------- -------------- ----------------
Series A                    Greater  of  10.72%
Due 9/1/03        8.72%(1)  or prime plus 2%      $    5,000    $    5,000     $       --      $     (844)    $     4,156
                            Greater  of  10.95%
Series B          8.95(1)   or prime plus 2%          30,000        30,000             --          (5,061)         24,939
Due 9/1/08
                                                 ------------- -------------- --------------- -------------- ----------------
                                                  $   35,000    $   35,000     $       --      $   (5,905)    $    29,095
                                                 ============= ============== =============== ============== ================

(1) Pursuant to Amendment No. 2 to the Note Purchase Agreement (see below), the interest rate on the series A senior notes was increased from 6.72% to 8.72% and the interest rate on the series B senior notes was increased from 6.95% to 8.95%. The change in the interest rate charged on the senior notes is estimated to have an annual impact of approximately $0.6 million on the Company's financial operations.

         On September 5, 2001, the Company entered into Amendment No. 2 to Note Purchase Agreement (the "Amendment"), dated as of July 30, 2001, with its noteholders, whereby the noteholders waived the Company's temporary noncompliance with certain financial covenants under the Company's bank credit facility and the existing note purchase agreements with the noteholders during the Company's fiscal quarter ended June 30, 2001.

         As consideration for the Amendment, the Company and each of its subsidiaries entered into a security agreement dated as of July 30, 2001, whereby the Company offered as collateral security for the senior notes a security interest in and lien upon all of its personal property assets including, without limitation, all accounts receivable, intellectual property rights and shares of capital stock of the Company's subsidiaries. Such security interests have a first priority security interest to the extent such interests cover accounts receivable of the Company and each subsidiary and, as to other items of collateral, have a priority as mutually agreed by the Noteholders and the Lenders pursuant to an intercreditor agreement among such parties and a collateral agent dated as of July 30, 2001. In addition, all obligations of the Company under the credit facility and the note purchase agreements are to be guaranteed by the subsidiaries.

         The Amendment also provides for optional or mandatory prepayments, as the case may be, upon the occurrence of certain events including, but not limited to, a change in control, transfer of property or issuance of equity securities of the Company. In addition, the Amendment provides that the Company shall deliver certain financial statements within 30 days of the end of each calendar month as well as an officer's certificate in connection with the delivery of financial statements for the last month of each fiscal quarter of the Company. Also as consideration for the Amendment and waiver by the Noteholders, the Company paid an amendment fee to the Noteholders of $200,000 in the aggregate, as well as fees and expenses of the Noteholders' special counsel. The Company also is required to pay on June 15, 2002 a supplemental note fee of

$250,000, which amount will be waived if the Company has paid all amounts due and outstanding under the note purchase agreements prior to such date. Also pursuant to the Amendment, certain financial covenants of the Company were modified.

         Also in conjunction with the Amendment, the Company entered into a Fourth Amendment to Amended and Restated Credit Agreement with the Lenders dated as of September 4, 2001 in order to make conforming changes with respect to the collateralization transaction described above.

         The Company's revolving credit facility and note purchase agreements contain certain restrictive covenants, including certain debt ratios and restrictions on the sale of capital assets. As of December 30, 2001, the Company was out of compliance with minimum EBITDA requirements under its note purchase agreements with its Noteholders and its revolving credit agreement with its Lenders. However, as further discussed in Note 13. "Subsequent Events," the Company has entered into an amended and restated credit agreement with its lenders, pursuant to which the covenant violations are waived. The Company also has amended its senior note purchase agreements with its noteholders, pursuant to which the noteholders consented to the amended and restated credit agreement and also waived any violations of financial covenants contained in the note purchase agreements.

         The maturities on borrowings are as follows (in thousands):

                                 Fiscal Year Ending
                                    2002                        $     5,668
                                    2003                              9,394
                                    2004                              4,286
                                    2005                              4,286
                                    2006                              4,286
                                    Beyond                            1,175
                                                                -------------
                                                                $    29,095
                                                                =============


6.       Commitments and Contingencies

Noncancelable Operating Leases - The Company leases office facilities under noncancelable operating leases. Some of these leases have renewal options for periods ranging from one to five years and contain provisions for escalation based on increases in certain costs incurred by the landlord and on Consumer Price Index adjustments. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The Company leases certain of these facilities from various related parties (See
Note 10).

         Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                                 Fiscal Year Ending
                                    2002                         $    2,620
                                    2003                              1,374
                                    2004                                629
                                    2005                                221
                                                                -------------
                                                                 $    4,844
                                                                =============

         Facility rental expense for continuing operations for fiscal 2001, fiscal 2000 and fiscal 1999 totaled approximately $3.9 million, $4.0 million, and $3.7 million, respectively.

         Legal Matters - In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits or administrative proceedings. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes to be reasonable and prudent. The principal risks covered by insurance include workers' compensation, personal injury, bodily injury, property damage, errors and omissions, fidelity losses, employer practices liability and general liability.

         On April 11, 2001, Royalty Carpet Mills, Inc. ("Royalty") filed a complaint against Inteliant for breach of contract for services to be provided by Inteliant and for professional negligence (the "Complaint") in the state of California. The Complaint requests unspecified damages, consequential damages, and attorneys' fees and costs. To date, Royalty has not quantified the precise amount of damages it is seeking from Inteliant, but has informed Inteliant that it will be seeking damages of approximately $1.9 million. Inteliant denies the allegations set forth in the Complaint and is seeking to recover in excess of $150,000 that Inteliant claims Royalty owes to Inteliant. The case is proceeding with discovery, with the trial currently set to commence in August 2002.

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

7.       Income Taxes

         The components of the provision for income taxes from continuing operations for fiscal 2001, fiscal 2000 and fiscal 1999 are as follows (in thousands):

                                                            2001             2000              1999
                                                      ----------------- ---------------- -----------------
     Current (benefit) provision:
        Federal                                         $     (234)       $    2,630         $     615
        State                                                   10               420               134
                                                      ----------------- ---------------- -----------------
                                                              (224)            3,050               749
                                                      ----------------- ---------------- -----------------
     Deferred (benefit) provision:
        Federal                                              4,815            (2,557)              150
        State                                                  609              (408)               29
                                                      ----------------- ---------------- -----------------
                                                             5,424            (2,965)              179
                                                      ----------------- ---------------- -----------------

     Total provision for income taxes                   $    5,200        $       85         $     928
                                                      ================= ================ =================

         The following is a reconciliation between the statutory federal income tax rate on income from continuing operations and the Company's effective income tax rate on income from continuing operations which is derived by dividing the provision for income taxes by income before provision for income taxes for fiscal 2001, fiscal 2000 and fiscal 1999 (in thousands):

                                                            2001             2000              1999
                                                      ----------------- ---------------- -----------------
     Federal income tax at statutory rate                     (34)               83            1,168
     State income taxes net of federal benefit                 (6)                8              148
     Government sponsored hiring incentives                  (475)             (728)            (861)
     Non-deductible meals and entertainment                    45                68               69
     Non-deductible intangible amortization                    48                47               47
     Increase in  valuation  allowance  for deferred
     tax assets                                             5,424                --               --
     Other                                                    198               607              357
                                                      ----------------- ---------------- -----------------
                                                            5,200                85              928
                                                      ================= ================ =================

         The components of the deferred income tax assets and liabilities at December 30, 2001 and December 31, 2000 are as follows (in thousands):

                                                                 2001              2000
                                                            ---------------- -----------------
     Deferred income tax assets:
        Intangible amortization                                 $  12,139        $      --
        Depreciation                                                  682              534
        Workers' compensation reserves                              2,133            2,068
        Allowance for doubtful accounts                             2,423            1,339
        Government sponsored tax credits carryforward               2,048            1,600
        Accrued liabilities                                         1,576            1,309



                                                                 2001              2000
                                                            ---------------- -----------------

        Net operating loss carryforwards                            4,299              900
                                                            ---------------- -----------------
                                                                   25,300            7,750

     Less: Income tax valuation allowance                         (24,585)              --
                                                            ---------------- -----------------
                                                                      715            7,750

     Deferred income tax liabilities:
        Intangible amortization                                        --            (2,050)
        Other                                                        (715)             (500)
                                                            ---------------- -----------------
                                                                     (715)           (2,550)
                                                            ---------------- -----------------

     Net deferred income tax asset                              $      --        $   5,200
                                                            ================ =================

     Balance sheet classification:
        Current asset                                           $      --        $   5,852
        Long-term liability                                            --              (652)
                                                            ---------------- -----------------
                                                                $      --        $   5,200
                                                            ================ =================

         The Company has provided a valuation allowance of approximately $24.6 million to offset the entire balance of the net deferred tax asset as of December 30, 2001. The valuation allowance was recorded given the losses incurred by the Company and the Company's belief that it is more likely than not that the Company will be unable to recover the net deferred tax assets.

8.       Stock-Based Compensation

Stock Incentive Plan - The Company established a stock incentive plan (the "Plan") which allows for the issuance of a maximum of 1.8 million shares of common stock to officers, directors, consultants and other key employees. The Plan allows for the grant of incentive or nonqualified options, stock appreciation rights, restricted shares of common stock or stock units and is administered by the compensation committee of the Company's board of directors. Incentive options and nonqualified options are granted at not less than 100% of the fair market value of the underlying common stock on the date of grant. At December 30, 2001 the Plan had approximately 733,000 options available to grant.

         The Company's board of directors determines the number, type of award and terms and conditions, including any vesting conditions. For fiscal 2001, fiscal 2000 and fiscal 1999 only incentive and nonqualified options were granted under the Plan. Generally, employee stock options partially vest at the date of grant and on each of the next four or five anniversary dates thereafter. The Plan also provides for an annual grant to non-employee directors of 1,000 options, which are immediately exercisable on the date of grant. Stock options granted to employees expire no later than ten years from the date of grant and stock options granted to directors expire no later than five years from the date of grant.

         A summary of the stock option activity is as follows (in thousands, except per share data):

                                                                                         Weighted
                                                                                          Average
                                                                                      Exercise Price
                                                      Employees        Directors         Per Share
                                                   ---------------- ----------------- ----------------
     Outstanding at January 3, 1999                       1,026              108          $    12.29
       Granted                                              434               24                5.40
       Exercised                                             (3)              --                7.82
       Forfeited                                           (224)              (4)              12.60
                                                   ---------------- ----------------- ----------------
     Outstanding at January 2, 2000                       1,233              128               10.08
       Granted                                              276               10                3.30
       Forfeited                                           (556)             (86)               9.63
                                                   ---------------- ----------------- ----------------
     Outstanding at December 31, 2000                       953               52                8.42
       Granted                                              439               55                1.16
       Forfeited                                           (288)             (32)               7.10
                                                   ---------------- ----------------- ----------------
     Outstanding at December 30, 2001                     1,104               75          $     5.20
                                                   ================ ================= ================

     Exercisable at December 30, 2001                       462               77          $     7.49
                                                   ================ ================= ================

         The following is additional information with respect to the stock options (shares in thousands):


                                             Weighted-
                                              Average
                      Outstanding as of      Remaining       Weighted-Average      Exercisable At     Weighted-Average
Exercise Price Range  December 30, 2001     Contractual       Exercise Price     December 30, 2001     Exercise Price
                                            Yearly Life
--------------------- ------------------- ----------------- -------------------- ------------------- --------------------
 $  1.08 - $ 8.35              1,011                 8.4         $      3.05                 405           $    4.09
    8.36 -  15.65                 29                 4.6               10.62                  27               10.46
   15.66 -  22.90                139                 5.6               19.69                 107               19.60
                      ------------------- ----------------- -------------------- ------------------- --------------------
                               1,179                 8.0         $      5.20                 539           $    7.49
                      =================== ================= ==================== =================== ====================

Stock Price Assumptions - SOS Options: The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2001, fiscal 2000 and fiscal 1999, in calculating compensation cost: expected stock price volatility of 80% for fiscal 2001, 73% for fiscal 2000, and 63% for fiscal 1999; an average risk-free interest rate of 4.8% for fiscal 2001, 6.0% for fiscal 2000 and 6.4% for fiscal 1999; and an expected life of five years for director options and seven years for employee options for fiscal 2001, fiscal 2000 and fiscal 1999. The weighted-average fair value of options granted was $0.77, $1.89, and $3.67 for grants made during fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

Inteliant Stock Option Plan - During fiscal 2000, the Company had adopted the Inteliant Corporation Stock Option Plan (the "Inteliant Plan") for the benefit of Inteliant's employees, officers and directors. The Inteliant Plan, administered by Inteliant's board of directors, allows for the grant of options to purchase a maximum of 10,000,000 shares of Inteliant's common stock. The number of options granted, the vesting schedule of such grants and other conditions of each grant is established by Inteliant's board of directors. The grants are issued at fair value as determined by independent valuation. As of December 30, 2001 only non-qualified options have been granted.

         A summary of the stock option activity for the Inteliant Plan is as follows (in thousands, except per share data):

                                                                 Weighted
                                                                 Average
                                                              Exercise Price
                                                Options         Per Share
                                            ---------------- -----------------
       Granted                                     4,052         $     2.00
       Forfeited                                  (2,449)              2.00
                                            ---------------- -----------------
     Outstanding at December 31, 2000              1,603               2.00
       Granted                                        --               2.00
       Forfeited                                    (891)              2.00
                                            ---------------- -----------------
     Outstanding at December 30, 2001                712         $     2.00
                                            ================ =================

     Exercisable at December 31, 2000                356         $     2.00
                                            ================ =================

Pro forma Compensation Expense - The Company applies APB No. 25 and related interpretations in accounting for its options issued under the Plan under which no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's income from continuing operations and earnings per share for fiscal 2001, fiscal 2000 and fiscal 1999 would approximate the pro forma amounts below (in thousands, except per share data):


                                                            2001             2000              1999
                                                      ----------------- ---------------- -----------------
     (Loss) income from Continuing Operations-
       As reported                                        $    (5,300)    $       160      $       2,508
       Pro forma                                               (6,923)         (1,117)             1,050
     Diluted EPS -
       As reported                                        $    (0.42)     $       0.01     $        0.20
       Pro forma                                               (0.55)            (0.09)             0.08

         The Company has determined to sell or abandon the remaining operations of Inteliant and, consequently, has reclassified all operations of Inteliant as discontinued. As the operations of Inteliant have been or will be disposed of, options issued to the employees of those operations will be canceled. Because ongoing operations of Inteliant will not have an impact on income from continuing operations for the Company, and because the Company anticipates the cancellation of all outstanding options related to Inteliant, no option expense has been considered for the Inteliant options in calculating income from continuing operations. However, for fiscal 2001 and fiscal 2002, option expense related to the Inteliant options was approximately $1.0 million and $1.2 million, respectively.

9.       Employee Benefit Plans

         The Company has a 401(k) defined contribution plan. Employee contributions may be invested in several alternatives. Company contributions to the plan, including matching contributions, may be made at the discretion of the Company. The Company's contributions to the plan were approximately $0,
$348,000,   and  $440,000  for  fiscal  2001,   fiscal  2000  and  fiscal  1999,
respectively.

         The Company also has a deferred compensation plan for certain key officers and employees that provide the opportunity to defer a portion of their compensation. Amounts deferred are held in a "Rabbi Trust," which invests in various mutual funds and/or the Company's common stock as directed by the participants. The trust assets are recorded as a long-term asset in the accompanying consolidated balance sheet because such amounts are subject to the claims of creditors. The corresponding deferred compensation liability represents amounts deferred by participants plus any earnings on the trust assets. At December 30, 2001 and December 31, 2000, the deferred compensation liabilities were approximately $743,000 and $941,000, respectively.

         The Company also maintains an Employee Stock Purchase Plan whereby employees may designate a portion of their salaries to be used to purchase shares of the Company. Employees purchase shares at the average market price of all shares bought for all employees participating during a designated period. All shares are purchased through an independent broker off the open market. The Company pays all brokerage and transactional fees related to the purchase. The fees paid by the Company have not been and are not expected to be significant.

10.      Related Party Transactions

         The Company leases its corporate office building from the adult children of certain significant shareholders of the Company under a ten-year lease agreement through March 2005, with an option to renew for ten additional years. Rental expense during fiscal 2001, fiscal 2000 and fiscal 1999 amounted to approximately $86,000, $83,000 and $81,000, respectively. Future minimum lease payments related to this lease will average approximately $89,000 each fiscal year.

         During fiscal 2001, the Company entered into an agreement to provide payrolling services to Underground Staffing Connection, Inc. ("Underground Staffing"), a business owned by one of the Company's staffing managers. Underground Staffing provides staffing services to companies which have staffing needs in high risk areas such as underground mining. For fiscal 2001, the Company realized approximately $1.1 million in revenue from the agreement. Additionally, the Company had accounts receivable of approximately $94,000 due from Underground Staffing at December 30, 2001.

11.

Selected Quarterly Financial Data (Unaudited)

         A summary of quarterly financial information for fiscal 2001 and fiscal 2000 is as follows (in thousands, except per share data):

                                                      First Quarter   Second Quarter  Third Quarter  Fourth Quarter
                                                      --------------- --------------- -------------- ---------------
    Fiscal 2001:
    Service revenues                                    $   52,720      $   53,897      $    58,165   $    51,576
    Gross profit                                            11,452          11,963           12,598        11,069
    (Loss) income from continuing operations                  (324)            170              680        (5,826)
    Loss from discontinued operations                         (510)         (2,249)         (33,058)      (16,227)
    Net loss                                                  (834)         (2,078)         (32,378)      (22,054)

    Basic and diluted (loss) income per common share:
      (Loss) income from continuing operations          $    (0.03)     $     0.01      $     0.05    $     (0.46)
      Loss from discontinued operations                      (0.04)          (0.17)          (2.60)         (1.28)
                                                      --------------- --------------- -------------- ---------------
      Net loss                                          $    (0.07)     $    (0.16)     $    (2.55)   $     (1.74)
                                                      =============== =============== ============== ===============


    Fiscal 2000:
    Service revenues                                    $   62,568      $   66,865      $    68,579   $    64,810
    Gross profit                                            14,173          14,873           15,422        14,021
    Income (loss) from continuing operations(1)                 72             727            1,123        (1,762)
    (Loss) income from discontinued operations                (353)           (646)             367       (28,729)
    Net (loss) income                                         (281)             81            1,490       (30,491)

    Basic and diluted (loss) income per common share:
      Income (loss) from continuing operations          $     0.01      $     0.06      $     0.09    $     (0.14)
      (Loss) income from discontinued operations             (0.03)          (0.05)           0.03          (2.26)
                                                      --------------- --------------- -------------- ---------------
      Net (loss) income                                 $    (0.02)     $      0.01     $     0.12    $     (2.40)
                                                      =============== =============== ============== ===============

(1) Income (loss) from continuing operations includes a write off of goodwill and intangibles of $3.1 million during the fourth quarter of fiscal 2000.


12.      Recent Accounting Pronouncements

        In June 2001 the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, effective for the Company's fiscal years ending after December 30, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Additionally, under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged; unless the intangible assets identified have an indefinite life, those assets will be amortized over their useful life. Assets of the Company that have been separately identified include, but are not limited to, trademarks and tradenames, non-competition agreements and customer lists.

        During fiscal 2001, the Company continued to amortize existing goodwill and intangible assets. Under SFAS No. 142, the Company will discontinue amortization of existing goodwill and other intangible assets with indefinite lives in fiscal 2002. The Company anticipates that adoption of SFAS No. 142 will result in an impairment of a significant portion of the existing goodwill and other intangible assets with an indefinite life currently carried on the balance sheet, as goodwill and intangible assets with indefinite lives will be subject to assessment for impairment by applying a fair-value-based test rather than an undiscounted cash flow approach currently used by the Company. As of December 30, 2001, the net book value of intangible assets carried on the balance sheet was approximately $48.1 million, of which approximately $32.0 million is was attributable to goodwill. The Company estimates that it may be required to write off in excess of $20.0 million of goodwill and intangibles during the first quarter of fiscal 2002. However, the Company has not completed yet its analysis of the total impact of adopting SFAS No. 142 and this initial estimate may change. For the 52-week period ended December 30, 2001, amortization related to goodwill was approximately $1.2 million.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long-lived Assets." The new standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." The new standard also supercedes the provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of SFAS No. 144 are effective for financial statements beginning after December 15, 2001 but allow for earlier application. The Company currently is assessing the impact the adoption of these provisions will have on the Company's financial position and results of operations.

13.      Subsequent Events

         On April 15, 2002, the Company entered into a Fifth Amendment to Amended and Restated Credit Agreement and Waiver (the "Fifth Credit Amendment") with the Lenders to extend the Company's line of credit. Pursuant to the Fifth Credit Amendment, the Company's line of credit was reduced from $18.0 million to $16.0 million, $6.0 million of which is available for borrowing in cash, with a maturity date of September 1, 2003, and $10.0 million of which is available under letters of credit to be issued solely as required by the Company's workers' compensation insurance providers, with a maturity date of January 1, 2004. The Fifth Credit Amendment provides for borrowings at the prime rate (4.75% as of December 30, 2001) plus 3.0 percentage points through and including June 30, 2002, after which time borrowings under the facility will be charged an interest rate equal to the then current prime rate plus 3.5 percentage points. Additionally, the Fifth Credit Amendment provides for an aamendment fee of $78.000, payable to the Lenders upon execution of the Fifth Credit Amendment plus a supplemental fee of $250,000 payable on September 1, 2003, unless the Lenders are paid in full and their credit commitment is terminated on or before such date. In addition, the Company paid $313,000 of the outstanding borrowings under the revolving cerdit facility on Septemberup 15, 2002 and December 15, 2002, respectively. Sych payments will permanently reduce the line of credit available to the Company for borrowing in cash to less than the $6.0 million stated above. The Fifth Credit Amendment also waives any violations of financial covenants under the credit facility that may have existed at December 30, 2001 and any such violations that may exist as of March 31, 2002. In addition, certain financial covenants of the Company have been modified. As of April 11, 2002, the Company had outstanding borrowings under the revolving credit facility of approximately $7.3 million.

         Also on April 15, 2002, the Company entered into an Amendment No. 3 to Note Purchase Agreement ("Amendment No. 3") with the Noteholders, whereby the Noteholders waived the Company's noncompliance with certain financial covenants under the Company's bank credit facility and the existing note purchase agreements with the Noteholders as of December 30, 2001 and any noncompliance of such covenants that may exist as of March 31, 2002. The Noteholders also consented to the Company entering into the Fifth Credit Amendment described above. Pursuant to Amendment No. 3, the Series A Notes bear interest at the rate of 9.22% per annum beginning as of April 1, 2002 through, but excluding, June 30, 2003, and at the rate of 9.72% per annum from June 30, 2003 until the Series A Notes become due and payable. The Series B Notes bear interest at the rate of 9.45% per annum beginning as of April 1, 2002 through, but excluding, June 30, 2003, and at the rate of 9.95% per annum from June 30, 2003 until the Series B Notes become due and payable.

         Pursuant to Amendment No. 3, any overdue payments on the Series A Notes bear interest at the greater of 2% over the interest rate currently in effect as stated above or 2% over the prime rate of The First National Bank of Chicago. The change in the interest rate charged on the senior notes is estimated to have an annual impact of approximately $142,000 on the Company's financial operations. In addition, the Company paid $687,000 of the principal amount of the senior notes upon execution of Amendment No. 3. The Company will pay an additional $1,030,500 and $1,227,000 of the principal amount of the senior notes on September 15, 2002 and December 15, 2002, respectively.

         Amendment No. 3 also provides for optional or mandatory prepayments, as the case may be, upon the occurrence of certain events including, but not limited to, a change of control, transfer of property or issuance of equity securities of the Company. In addition, Amendment No. 3 provides that the Company pay to the Lenders and the Noteholders any federal, state or local tax refund or repayment, which amount shall be distributed pursuant to the Amended and Restated Intercreditor Agreement dated as of April 15, 2002 among the Collateral Agent, the Lenders and the Noteholders; however, if the Company receives any refund arising from the 2002 Job Act relating to net operating loss carryforwards, the Company will be able to retain for working capital purposes the lesser of $2,000,000 or 50% of the refund. Any such prepayments paid to the Lenders also will be treated as a permanent reduction in the line of credit available to the Company for borrowing in cash under the revolving credit facility.

        Pursuant to Amendment No. 3, the Company shall deliver to the Noteholders certain financial statements within 30 days of the end of each calendar month certified by the senior financial officer of the Company. As consideration for Amendment No. 3 and the waiver by the Noteholders, the Company paid an amendment fee to the Noteholders of $145,475, as well as fees and expenses of the Noteholders' special counsel. In addition, the Company paid to each Noteholder accrued but unpaid interest on such holder's notes for the period beginning March 1, 2002 through and including March 31, 2002. Also pursuant to Amendment No. 3, the Company is required to pay on September 1, 2003 a supplemental note fee of $250,000, which amount will be waived if the Company has paid all amounts due and outstanding under the note purchase agreements prior to such date. Also, certain financial covenants of the Company were modified. In the event the Company fails to comply with such covenants as modified, Amendment No. 3 provides that the Noteholders may, at their discretion and at the expense of the Company, retain a financial advisor to review, and advise the Noteholders and the Company upon, the financial status of the Company. The security agreement dated as of July 30, 2001 previously discussed herein remains in place pursuant to Amendment No. 3.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------------------
         None

PART III

         The information required by this Part III is omitted from this Report in that the Company will file with the Securities and Exchange Commission a definitive proxy statement for the Annual Meeting of Shareholders of the Company to be held on May 16, 2002 (the "Proxy Statement"), not later than 120 days after December 30, 2001, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement specifically identified below which address the items set forth herein are incorporated by reference.


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


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------
(a)      Financial Statements, Financial Statement Schedules and Exhibits:

      1. Consolidated Financial Statements:
         ---------------------------------
             The Consolidated Financial Statements of the Company and its subsidiaries filed as a part of this Annual Report on Form 10-K are listed in Item 8 of the Annual Report on Form 10-K, which listing is hereby incorporated herein by reference.

      2. Financial Statement Schedules
         -----------------------------

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

(b)      Reports on Form 8-K

         The Company's current report on Form 8-K filed on July 13, 2001. The Company's current report on Form 8-K filed on October 5, 2001.

(c)      Exhibits:


    Exhibit                                                               Incorporated by    Filed Herewith
      No.                               Exhibit                              Reference
---------------- ------------------------------------------------------ -------------------- ----------------

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

10.8             First Amendment of Employment  Agreement  between the          (6)
                 Company and JoAnn W. Wagner.



   Exhibit                                                                        Incorporated by     Filed Herewith
     No.                                    Exhibit                                  Reference
--------------- ---------------------------------------------------------------- ------------------- -----------------
10.9            First Amendment to Amended and Restated Credit  Agreement dated         (6)
                June 3, 1999 by and among the Company and certain banks

10.10           Inteliant Stock Option Plan                                             (7)

10.11           Asset Purchase  Agreement  dated as of December 29, 2000 by and         (8)
                between Inteliant Corporation,  SOS Staffing Services, Inc. and
                Herrick Douglas

10.12           Amendment to Note  Purchase  Agreement  dated  January 12, 2001         (8)
                with  effect as of  December  22,  2000  between  SOS  Staffing
                Services,  Inc. and certain  entities  listed as  Purchasers on the signature pages thereto

10.13           Second  Amendment  to Amended  and  Restated  Credit  Agreement         (8)
                dated  as of  December  29,  2000  by and  among  SOS  Staffing
                Services,  Inc., certain Lenders, First Security Bank, N.A., as administrative  agent,  and Bank One,  N.A.,  as  documentation agent

10.14           Third Amendment to Amended and Restated Credit  Agreement dated         (9)
                as of June 29, 2001 by and among SOS Staffing  Services,  Inc., certain Lenders,  First Security Bank, N.A., as  administrative agent, and Bank One, N.A., as documentation agent

10.15           Second  Amendment to Note Purchase  Agreement dated January 12,         (10)
                2001 with effect as of December  22, 2000  between SOS Staffing
                Services,  Inc. and certain  entities  listed as  Purchasers on the signature pages thereto

10.16           Fourth  Amendment  to Amended  and  Restated  Credit  Agreement         (10)
                dated  as of  September  4,  2001  by and  among  SOS  Staffing
                Services,  Inc., certain Lenders, First Security Bank, N.A., as administrative  agent,  and Bank One,  N.A.,  as  documentation agent

10.17           Security  Agreement dated as of July 30, 2001 among the Company         (10)
                and its subsidiaries,  and the Collateral Agent for the benefit of Wells Fargo Bank,  National  Association,  as administration agent under the Company's bank credit agreement,  the financial institutions  which from time to time are  parties to such bank credit agreement as lenders thereunder, and the Noteholders

10.18           Trademark  Collateral Security and Pledge Agreement dated as of         (10)
                July 30, 2001 by and  between  the  Company and the  Collateral
                Agent  for  the   benefit  of  Wells   Fargo   Bank,   National
                Association,  as administration  agent under the Company's bank credit agreement,  the financial  institutions  which from time to time are  parties to such bank credit  agreement  as lenders thereunder, and the Noteholders



   Exhibit                                                                        Incorporated by     Filed Herewith
     No.                                    Exhibit                                  Reference
--------------- ---------------------------------------------------------------- ------------------- -----------------
10.19           Stock  Pledge  Agreement  dated  as of  July  30,  2001  by and         (10)
                between the Company  and the  Collateral  Agent for the benefit of Wells Fargo Bank,  National  Association,  as administration agent under the Company's bank credit agreement,  the financial institutions  which from time to time are  parties to such bank credit agreement as lenders thereunder, and the Noteholders

10.20           Intercreditor  Agreement  dated as of July 30,  2001 among State                           (10)
                Street Bank and Trust Company (10) Collateral Agent, Wells Fargo
                Bank, National  Association,  as administrative  agent under the
                Company's  bank  credit  agreement  and  the   Noteholders,   as
                acknowledged by the Company and its subsidiaries, as guarantors

10.21           Fifth  Amendment to Amended and Restated  Credit  Agreement  and                           (11)
                Waiver  dated as of  April  15,  2002,  by and  among  SOS
                Staffing  Services,  Inc.,  certain  Lenders,  Wells Fargo Bank,
                National  Associaiton,  as  administrative  agent, and Bank One,
                N.A., as documentation agent

21              Subsidiaries of the Company                                                                (11)

23.2            Consent of Independent Public Accountants                                                  (11)

99.1            Letter of the  Company to SEC  regarding  Arthur  Andersen  LLP                            (11)
                representations.


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

(7) Incorporated by reference to the exhibits to an Annual Report on Form 10-KA for the year ended December 31, 2000 filed by the Company on April 3, 2000.

(8) Incorporated by reference to the exhibits to a Current Report on From 8-K for the quarter ended December 31, 2000 filed by the Company on January 12, 2001.

(9) Incorporated by reference to the exhibits to a Current Report on Form 8-K for the quarter ended September 30, 2001 filed by the Company on July 13, 2001.

(10) Incorporated by reference to the exhibits to a Current Report on Form 8-K for the quarter ended December 31, 2001 filed by the Company on October 5, 2001.

(11)     Filed herewith and attached to this Report following page 52 hereof.

(d)      Financial Statement Schedules:
         -----------------------------
         Schedule II

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE





To SOS Staffing Services:

         We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in SOS Staffing Services, Inc. Form 10-K, and have issued our report thereon dated February 8, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(d) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ARTHUR ANDERSEN LLP
   -----------------------
   ARTHUR ANDERSEN LLP
   Salt Lake City, Utah
   February 8, 2002

                           SOS STAFFING SERVICES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                   Balance at    Charged to bad                     Deductions
                                  beginning of    debt expense                     (Write off of  Balance at end
                                     period                           Other         bad debts)       of period
                                 ---------------------------------------------------------------------------------
December 30, 2001-------------       $   2,916       $   1,462       $      --        $  (2,111)      $   2,267
December 31, 2000-------------           1,606           2,618              --           (1,308)          2,916
January 2, 2000---------------             762           2,385              --           (1,541)          1,606


ALLOWANCE FOR NOTES RECEIVABLE

                                   Charged to
                                   Balance at         other
                                  beginning of    non-operating                                   Balance at end
                                     period          expense          Other         Deductions       of period
                                 ---------------------------------------------------------------------------------
December 30, 2001-------------       $     500       $   3,415       $      --        $  (3,415)      $     500
December 31, 2000-------------              --             500              --               --             500


RESERVES FOR COSTS OF DISCONTINUING OPERATIONS

                                                   Charged to
                                   Balance at       loss from
                                  beginning of    discontinued                                    Balance at end
                                     period        operations         Other         Deductions       of period
                                 ---------------------------------------------------------------------------------
December 30, 2001-------------       $   1,991       $   1,779       $      --        $  (2,065)      $   1,705
December 31, 2000-------------              --           1,991              --               --           1,991

RESERVES FOR RESTRUCTURING COSTS

                                   Balance at
                                  beginning of     Charged to                                     Balance at end
                                     period        operations         Other         Deductions       of period
                                 ---------------------------------------------------------------------------------
December 30, 2001-------------       $      --     $    1,334        $      --      $      (773)    $       561


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                              SOS STAFFING SERVICES, INC.

Date:    April 15, 2002                       By: /s/ Kevin Hardy
                                                  -------------------------
                                                  Kevin Hardy
                                                  Senior Vice President and
                                                  Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                        Title                            Date

/s/ JoAnn W. Wagner         Chairman of the Board and        April 15, 2002
------------------------    Chief Executive Officer
JoAnn W. Wagner             (principal executive officer)


/s/ Kevin Hardy             Senior Vice  President
------------------------    and Chief  Financial             April 15, 2002
Kevin Hardy                 Officer
                            (principal accounting officer)

/s/ Thomas K. Sansom        Director and                     April 15, 2002
------------------------     Senior Vice President
Thomas K. Sansom

/s/ Stanley R. deWaal       Director                         April 15, 2002
------------------------
Stanley R. deWaal

/s/ Jack A. Henry           Director                         April 15, 2002
------------------------
Jack A. Henry

/s/ R. Thayne Robson        Director                         April 15, 2002
------------------------
R. Thayne Robson

/s/ Randolph K. Rolf        Director                         April 15, 2002
------------------------
Randolph K. Rolf

/s/ Brad L. Stewart         Director                         April 15, 2002
------------------------
Brad L. Stewart

               SUBSIDIARY COMPANIES OF SOS STAFFING SERVICES, INC.

                               Name of Subsidiary      State of Incorporation
                               ------------------      ----------------------

Devon & Devon Personnel Services, Inc.------------     California
Inteliant Corporation-----------------------------     Delaware
ServCom Staff Management, Inc.--------------------
                                                       Utah
SOS Collection Services, Inc.---------------------     Arizona

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8, File Nos. 33-96362 and 333-1422.





/s/ARTHUR ANDERSEN LLP
---------------------------
   ARTHUR ANDERSEN LLP

   Salt Lake City, Utah
   April 15, 2002