Form 10-K/A
period 2001-12-30
SOS STAFFING SERVICES INC
filed 2002-04-16
CIK 945437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ---   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001.


  --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

PART IV

EXPLANATORY NOTE:

          The Registrant hereby amends and restates in its entirety "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" of its Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the Securities and Exchange Commission on April 15, 2002. The sole purpose of this amendment is to add Exhibits 10.22 and 10.23 listed in Item 14, which exhibits are filed herewith.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements, Financial Statement Schedules and Exhibits

   1. CONSOLIDATED FINANCIAL STATEMENTS:

           The Consolidated Financial Statements of the Company and its subsidiaries filed as a part of this Annual Report on Form 10-K are listed in Item 8 of the Annual Report on Form 10-K, which listing is hereby incorporated herein by reference.

   2. FINANCIAL STATEMENT SCHEDULES:

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

(b)   Reports on Form 8-K

      The Company's current report on Form 8-K filed on July 13, 2001. The Company's current report on Form 8-K filed on October 5, 2001.

(c)   Exhibits:

    EXHIBIT
      NO.                           DESCRIPTION

3.1            Amended and Restated Articles of Incorporation of the Company

3.2            Amended and Restated Bylaws of the Company

4.2            Amended and Restated Articles of Incorporation of the Company

4.3            Amended and Restated Bylaws of the Company

10.1 SOS Staffing Services, Inc. Stock Incentive Plan dated May 4, 1995, as amended

10.2 Form of Employment Agreement entered into by the Company and each of Messrs. Richard J. Tripp, John E. Schaffer, Thomas K. Sansom, and Brad L. Stewart

10.3           Form of Consulting Agreement between the Company and Ms. JoAnn W.
               Wagner, effective as of July 1, 1995

10.4           Lease Agreement between the Company and Reed F. Reinhold, Rand F.
               Reinhold, Rena R. Qualls and Robb F. Reinhold, dated April 1, 1995, covering the Company's corporate office building

10.5 Credit Agreement dated as of July 11, 1996 by and among the Company, First Security Bank, N.A. and NBD Bank, together with Security Agreement and Revolving Credit Notes

10.6           Note Purchase Agreement dated September 1, 1999

10.7 Amended Credit Agreement dated July 27, 1998 by and among the Company, The First National Bank of Chicago and First Security Bank, N.A., together with Security Agreement and Revolving Credit Notes

10.8 First Amendment of Employment Agreement between the Company and JoAnn W. Wagner

10.9 First Amendment to Amended and Restated Credit Agreement dated June 3, 1999 by and among the Company and certain banks

10.10          Inteliant Stock Option Plan

10.11 Asset Purchase Agreement dated as of December 29, 2000 by and between Inteliant Corporation, SOS Staffing Services, Inc. and Herrick Douglas

10.12 Amendment to Note Purchase Agreement dated January 12, 2001 with effect as of December 22, 2000 between SOS Staffing Services, Inc. and certain entities listed as Purchasers on the signature pages thereto

10.13 Second Amendment to Amended and Restated Credit Agreement dated as of December 29, 2000 by and among SOS Staffing Services, Inc., certain Lenders, First Security Bank, N.A., as administrative agent, and Bank One, N.A., as documentation agent

10.14 Third Amendment to Amended and Restated Credit Agreement dated as of June 29, 2001 by and among SOS Staffing Services, Inc., certain Lenders, First Security Bank, N.A., as administrative agent, and Bank One, N.A., as documentation agent

10.15 Second Amendment to Note Purchase Agreement dated January 12, 2001 with effect as of December 22, 2000 between SOS Staffing Services, Inc. and certain entities listed as Purchasers on the signature pages thereto

10.16 Fourth Amendment to Amended and Restated Credit Agreement dated as of September 4, 2001 by and among SOS Staffing Services, Inc., certain Lenders, First Security Bank, N.A., as administrative agent, and Bank One, N.A., as documentation agent

10.17 Security Agreement dated as of July 30, 2001 among the Company and its subsidiaries, and the Collateral Agent for the benefit of Wells Fargo Bank, National Association, as administration agent under the Company's bank credit agreement, the financial institutions which from time to time are parties to such bank credit agreement as lenders thereunder, and the Noteholders

10.18 Trademark Collateral Security and Pledge Agreement dated as of July 30, 2001 by and between the Company and the Collateral Agent for the benefit of Wells Fargo Bank, National Association, as administration agent under the Company's bank credit agreement, the financial institutions which from time to time are parties to such bank credit agreement as lenders thereunder, and the Noteholders

10.19 Stock Pledge Agreement dated as of July 30, 2001 by and between the Company and the Collateral Agent for the benefit of Wells Fargo Bank, National Association, as administration agent under the Company's bank credit agreement, the financial institutions which from time to time are parties to such bank credit agreement as lenders thereunder, and the Noteholders

10.20 Intercreditor Agreement dated as of July 30, 2001 among State Street Bank and Trust Company, as Collateral Agent, Wells Fargo Bank, National Association, as administrative agent under the Company's bank credit agreement, and the Noteholders, as acknowledged by the Company and its subsidiaries, as guarantors

10.21 Fifth Amendment to Amended and Restated Credit Agreement and Waiver dated as of April 15, 2002, by and among SOS Staffing Services, Inc., certain Lenders, Wells Fargo Bank, National Association, as administrative agent, and Bank One, N.A., as documentation agent

10.22* Amendment No. 3 to Note Purchase Agreement dated as of April 15, 2002 between SOS Staffing Services, Inc. and certain entities listed as Holders on the signature pages thereto

10.23* Amended and Restated Intercreditor Agreement dated as of April 15, 2002 among State Street Bank and Trust Company, as Collateral Agent, Wells Fargo Bank, National Association, as administration agent under the Company's bank credit agreement, and the Noteholders, as acknowledged by the Company and its subsidiaries, as guarantors

21             Subsidiaries of the Company

23.2           Consent of Independent Public Accountants

99.1 Letter of the Company to SEC regarding Arthur Andersen LLP representations.

----------------
* Filed herewith.

(d)    Financial Statement Schedules:

       Schedule II

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         SOS STAFFING SERVICES, INC.



Date:    April 16, 2002                  By:/S/ Kevin Hardy
                                            ---------------------------------
                                            Name:  Kevin Hardy
                                            Title: Senior Vice President
                                                   and Chief Financial Officer