Form 10-Q
period 2002-03-31
SOS STAFFING SERVICES INC
filed 2002-05-10
CIK 945437

1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
                  As of March 31, 2002 and December 30, 2001                   3

         Condensed Consolidated Statements of Operations
                  For the 13-week periods Ended
                  March 31, 2002 and April 1, 2001                             5

         Condensed Consolidated Statements of Cash Flows
                  For the 13-week periods Ended
                  March 31, 2002 and April 1, 2001                             6

         Notes to Condensed Consolidated Financial Statements                  8

Item 2. Management's Discussion and Analysis                                  15

Item 3. Qualitative and Quantitative Disclosures About Market Risk            20



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     21

Item 6. Exhibits and Reports on Form 8-K                                      21

Signatures                                                                    22

4


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                     ------
                                 (in thousands)

                                                                March 31, 2002   December 30, 2001
                                                                --------------   -----------------

CURRENT ASSETS
      Cash and cash equivalents                                    $  5,495         $    879
      Restricted cash                                                 1,033             --
      Accounts receivable, less allowances of
          $1,897 and $2,267, respectively                            17,705           21,995
      Prepaid expenses and other                                      1,539            1,126
      Income tax receivable                                           3,999              367
                                                                   --------         --------
          Total current assets                                       29,771           24,367
                                                                   --------         --------

PROPERTY AND EQUIPMENT, at cost
      Computer equipment                                              5,615            6,082
      Office equipment                                                3,492            3,808
      Leasehold improvements and other                                1,795            1,887
                                                                   --------         --------
                                                                     10,902           11,777
      Less accumulated depreciation and amortization)                (6,786)          (7,269)
                                                                   --------         --------
          Total property and equipment, net                           4,116            4,508
                                                                   --------         --------

OTHER ASSETS
      Intangible assets, net                                         31,946           48,060
      Deferred income tax asset                                       4,240             --
      Deposits and other assets                                       1,991            1,808
                                                                   --------         --------
          Total other assets                                         38,177           49,868
                                                                   --------         --------

          Total assets                                             $ 72,064         $ 78,743
                                                                   --------         --------


     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                                 (in thousands)

                                                                March 31, 2002   December 30, 2001
                                                                --------------   -----------------

CURRENT LIABILITIES
      Line of credit                                              $  7,487          $   --
      Current portion of notes payable                               5,367             5,668
      Accounts payable                                                 469             1,571
      Accrued payroll costs                                          2,312             3,492
      Current portion of workers' compensation reserve               4,198             4,484
      Accrued liabilities                                            3,560             4,799
                                                                  --------          --------
          Total current liabilities                                 23,393            20,014
                                                                  --------          --------

LONG-TERM LIABILITIES
      Notes payable, less current portion                           23,427            23,427
      Workers' compensation reserve, less current portion              963             1,018
      Deferred compensation liabilities                                748               743
                                                                  --------          --------
          Total long-term liabilities                               25,138            25,188
                                                                  --------          --------

COMMITMENTS AND CONTINGENCIES
     (Note 5)

SHAREHOLDERS' EQUITY
      Common stock                                                     127               127
      Additional paid-in capital                                    91,693            91,693
      Accumulated deficit                                          (68,287)          (58,279)
                                                                  --------          --------
          Total shareholders' equity                                23,533            33,541
                                                                  --------          --------

          Total liabilities and shareholders' equity              $ 72,064          $ 78,743
                                                                  --------          --------



     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 (in thousands)

                                                                                   13 Weeks Ended
                                                                     March 31, 2002              April 1, 2001
                                                                  ------------------          ------------------
  SERVICE REVENUES                                                $         42,156             $        52,720
  DIRECT COST OF SERVICES                                                   33,917                      41,268
                                                                  ------------------          ------------------
       Gross profit                                                          8,239                      11,452
                                                                  ------------------          ------------------

  OPERATING EXPENSES:
  Selling, general and administrative                                        8,510                      10,437
  Restructuring charges                                                        345                         245
  Intangibles amortization                                                      30                         557
                                                                  ------------------          ------------------
       Total operating expenses                                              8,885                      11,239
                                                                  ------------------          ------------------

  (LOSS) INCOME FROM OPERATIONS                                               (646)                        213
                                                                  ------------------          ------------------

  OTHER INCOME (EXPENSE):
  Interest expense                                                            (923)                       (820)
  Interest income                                                                7                          55
  Other, net                                                                    22                          23
                                                                  ------------------          ------------------
       Total, net                                                             (894)                       (742)
                                                                  ------------------          ------------------

  LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                       (1,540)                       (529)

  INCOME TAX BENEFIT                                                         7,927                         205
                                                                  ------------------          ------------------

  INCOME (LOSS) FROM CONTINUING OPERATIONS                                   6,387                        (324)

  DISCONTINUED OPERATIONS:
       Loss from discontinued operations (net of income tax
          benefit of $0 and $268, respectively)                               (312)                       (510)

  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (net of
     income tax of $0)                                                     (16,083)                        --
                                                                  ------------------          ------------------

  NET LOSS                                                        $        (10,008)           $          ( 834)
                                                                  ==================          ==================

  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
       Income (loss) from continuing operations                   $           0.50            $          (0.03)
       Loss from discontinued operations                                     (0.02)                      (0.04)
       Loss from cumulative effect of change in accounting
         principle                                                           (1.27)                      --
                                                                  ------------------          ------------------
       Net loss                                                   $          (0.79)           $          (0.07)
                                                                  ==================          ==================

     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)


                                                                                  13 Weeks Ended
                                                                    March 31, 2002            April 1, 2001
                                                                 ----------------------   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $      (10,008)           $        (834)
     Adjustments to reconcile net loss
         to net cash (used in)provided by operating activities:
         Depreciation and amortization                                         460                    1,417
         Deferred income taxes                                              (4,240)                      29
         Loss on disposition of assets                                        --                         14
         Loss on disposal of discontinued operations                           312                     --
         Loss on cumulative change in accounting principle                  16,083
         Changes in operating assets and liabilities:
             Restricted Cash                                                (1,033)                    --
             Accounts receivable, net                                        4,290                   14,552
             Workers' compensation deposit                                    --                        (60)
             Prepaid expenses and other                                       (413)                    (143)
             Deposits and other assets                                        (183)                     (44)
             Accounts payable                                               (1,102)                    (570)
             Accrued payroll costs                                          (1,180)                  (5,061)
             Workers' compensation reserve                                    (341)                    (246)
             Accrued liabilities                                            (1,342)                  (1,046)
             Income taxes receivable                                        (3,632)                   6,508
                                                                 ----------------------   -----------------------
                Net cash (used in) provided by operating
                   activities                                               (2,329)                  14,516
                                                                 ----------------------   -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Issuance of notes receivable                                             --                     (2,277)
     Purchases of property and equipment                                      (251)                    (439)
     Proceeds from sale of property and equipment                               10                     --
     Payments of acquisition costs and earnouts                               --                        (55)
                                                                 ----------------------   -----------------------
                Net cash used in investing activities                         (241)                  (2,771)
                                                                 ----------------------   -----------------------

     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                                         SOS STAFFING SERVICES, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                 (Unaudited)

                                                (in thousands)



                                                                                  13 Weeks Ended
                                                                    March 31, 2002            April 1, 2001
                                                                 ----------------------   -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                       $        7,487            $        --
     Principal payments on long-term borrowings                               (301)                  (9,089)
                                                                 ----------------------   -----------------------
                Net cash provided by (used in) financing
                  activities                                                 7,186                   (9,089)
                                                                 ----------------------   -----------------------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                                      4,616                    2,656

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                         879                    1,185
                                                                 ----------------------   -----------------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                    $        5,495            $       3,841
                                                                 ======================   =======================
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest                                                        $        1,387            $       1,456
    Income taxes                                                               (55)                  (7,073)


     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

         In order to conform to the current period presentation, certain reclassifications have been made to the prior period financial statements. Due to the presentation of discontinued operations for the sale of Inteliant, all periods in the accompanying consolidated condensed financial statements have been presented on a comparable basis.

         The results of operations for the interim periods indicated are not necessarily indicative of the results to be expected for the full year.

Note 2. Restricted Cash

         During the 13-week period ended March 31, 2002, the Company renewed its workers' compensation policy. Under the terms of this renewed policy, the Company is required to provide a letter of credit of $10.0 million plus $1.0 million in cash to collateralize future claims payments under the policy. The cash amount is carried at fair value and is restricted as to withdrawal. The restricted cash is held in the Company's name with a major financial institution.

Note 3. Earnings Per Share

         Basic earnings (loss) per share ("EPS") is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the "as converted" method, as appropriate. During periods of net loss from continuing operations, all common stock equivalents are excluded from the diluted EPS calculation.

         The following is a reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) from continuing operations per common share for the periods presented (in thousands except per share amounts):

                                13 Weeks Ended March 31, 2002                  13 Weeks Ended April 1, 2001
                          -------------------------------------------------------------------------------------------
                           Income from                                   Loss from
                           continuing                   Per Share       continuing                      Per Share
                           operations      Shares         Amount        operations        Shares          Amount
                          -------------------------------------------------------------------------------------------
Basic                        $    6,387        12,691    $     0.50      $     (324)          12,691     $    (0.03)
Effect of stock options                             3                                            --
                          ----------------------------                --------------------------------
Diluted                      $    6,387        12,694    $     0.50      $     (324)          12,691     $    (0.03)
                          ============================                ================================

         At the end of the 13-week period ended March 31, 2002 there were outstanding options to purchase approximately 1,140,000 shares of common stock that were not included in the computation of diluted income from continuing operations per common share because the exercise prices of such options were greater than the average market price of the common shares. At the end of the 13-week period ended April 1, 2001, there were outstanding options to purchase approximately 940,000 shares of common stock that were not included in the computation of diluted income from continuing operations per common share because of the Company's loss from continuing operations.

Note 4.  Discontinued Operations

          In November, 2001, the Company resolved to sell or abandon the assets of its IT staffing business, which represented the remaining assets and business of Inteliant. During the 13-week period ended March 31, 2002 the Company consummated the following transactions in relation to its discontinued IT businesses:

o On February 25, 2002, the Company entered into an asset purchase agreement with Abacab Software, Inc. ("Abacab") pursuant to which the Company sold certain assets of Inteliant's Northern California operations for contingent payments not to exceed $600,000 in the aggregate over three years following the closing date of the transaction based on the gross profit of the business acquired by Abacab. Abacab also assumed liabilities of approximately $40,000. The Company retained accounts receivable of approximately $1.1 million, of which approximately $680,000 was outstanding as of March 31, 2002. The Company originally acquired a portion of the assets sold in the transaction from Abacab. The principal of Abacab was engaged by the Company as an independent contractor and was managing the Company's Northern California operations at the time of the closing of the transaction.

o Effective March 11, 2002, the Company settled a dispute with NeoSoft, Inc. ("NeoSoft"), whose assets had been acquired by Inteliant in July 1998. During fiscal 2001, Neosoft and its principal had alleged that the Company owed more than the final earnout payment paid by the Company pursuant to the purchase agreement with Neosoft. Pursuant to the terms of the settlement, the Company paid NeoSoft $550,000 and transferred the NeoSoft operations back to NeoSoft. In return, the Company retained all of the accounts receivable and unbilled revenue of approximately $639,000, of which approximately $433,000 was outstanding as of March 31, 2002; however, the Company will pay NeoSoft 15% of all accounts receivable collected as consideration for NeoSoft's assistance in collecting the receivables. Additionally, NeoSoft assumed approximately $53,000 in accrued paid time off liability and assumed all operating leases. Furthermore, the parties released all claims including, without limitation, any claims arising under the original asset purchase agreement and under the principal's original employment agreement. The principal of Neosoft was employed by the Company at the time of the closing of the transaction and was managing the Company's Neosoft operations.

o Subsequent to March 31, 2002, the Company sold certain assets related to the Kansas City, Missouri and Denver, Colorado ("Central States") operations of Inteliant for contingent payments not to exceed $1,000,000 in the aggregate over three years following the closing date of the transaction based on the gross profit of the business acquired by the buyer. The buyer also assumed liabilities of approximately $40,000. Additionally, the Company retained accounts receivable of approximately $500,000. The Company employed the buyer as the manager of the Central States operations at the time of the closing of the transaction.

         In addition, during fiscal 2001, the Company formalized a plan to sell its wholly owned subsidiary, ServCom Staff Management, Inc., a professional employee organization. On December 31, 2001, the Company sold substantially all of the assets of this business to an unrelated entity. The Company retained accounts receivable of approximately $480,000, of which approximately $149,000 was outstanding as of March 31, 2002. The terms of the transaction were immaterial to the financial results of the Company.

         Operating results of the discontinued operations for the 13-week periods ended March 31, 2002 and April 1, 2001 have been classified as discontinued operations in the accompanying consolidated financial statements as follows (in thousands):

                                                                         2002            2001
                                                                   ----------------- --------------
Revenues                                                             $    2,361        $   15,982
Cost of sales                                                             1,898            12,986
                                                                   ----------------- --------------
Gross profit                                                                463             2,996
Operating and other expenses                                              1,031             2,985
                                                                   ----------------- --------------
(Loss) income from discontinued operations before income tax               (568)               11
Income tax provision                                                         --                (3)
                                                                   ----------------- --------------
(Loss) income from discontinued operations                                 (568)                8
Amount  charged to reserves at the initial  measurement  date for
    discontinued operations                                                 256                --
                                                                   ----------------- --------------
                                                                     $     (312)       $        8
                                                                   ================= ==============

         The loss from discontinued operations is due primarily to a change in the estimate of operating activity from the measurement date to the planned disposition date. Additionally, for the 13-week period ended April 1, 2001, the Company recorded an approximate $510,000, net of income tax, loss on sale of discontinued operations related to the sale, in fiscal 2000, of the Company's IT consulting business. The additional loss on sale of discontinued operations was related primarily to the greater than expected write-off of receivables retained in that transaction.

Note 5.  Intangible Assets

         At the beginning of fiscal quarter ended March 31, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require that such assets be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, and written down to fair value. In order to assess the fair value of its goodwill and indefinite-lived intangible assets as of the adoption date, the Company engaged an independent valuation firm to assist in determining the fair value. The valuation process appraised the Company's assets and liabilities using a combination of present value and multiple of earnings valuation techniques. Based upon the results of the valuation, the Company wrote-off $8 million of goodwill, and $8.1 million in trademarks and trade names as a cumulative effect of the change in accounting principle. As of March 31, 2002 and December 30, 2001, intangible assets consisted of the following:

                                                                      March 31, 2002         December 30, 2001
                                                                   -------------------    ----------------------

          Goodwill                                                     $   24,480               $    37,119
          Trademarks and trade names-indefinite-lived                       7,333                    18,046
          Other definite-lived intangibles                                  2,134                     2,426
                                                                   -------------------    ----------------------
                                                                           33,947                    57,591
            Less accumulated amortization                                  (2,001)                   (9,531)
                                                                   -------------------    ----------------------
          Net intangible assets                                        $   31,946               $    48,060
                                                                   ===================    ======================

         In conjunction with SFAS No.142 the following table provides a reconciliation of reported income (loss) from continuing operations for the 13-week periods ended March 31, 2002 and April 1, 2001, to the adjusted income
(loss) from continuing operations excluding amortization expense relating to goodwill and trademarks and tradenames:

                                                                    March 31, 2002       April 1, 2001
                                                                 ---------------------  -----------------
          Reported income (loss) from continuing operations          $     6,387           $      (324)
          Add back: Goodwill amortization, net of income taxes               --                    189
          Add back: Trademark and tradenames amortization, net
              of income taxes                                                --                     91
                                                                 ---------------------  -----------------
          Adjusted income (loss) from continuing operations          $     6,387           $       (44)
                                                                 =====================  =================

          Basic and diluted income (loss) from continuing
              operations per common share:
              Reported net income                                    $      0.50             $   (0.03)
              Goodwill amortization net of income taxes                      --                   0.02
              Trademark and tradename amortization, net of
                income taxes                                                 --                   0.01
                                                                 ---------------------  -----------------
              Adjusted income (loss) from continuing operations      $      0.50             $    0.00
                                                                 =====================  =================

Note 6.  Legal Matters

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

         On April 11, 2001, Royalty Carpet Mills, Inc. ("Royalty") filed a complaint against Inteliant for breach of contract for services to be provided by Inteliant and for professional negligence (the "Complaint") in the state of California. The Complaint requests damages, consequential damages, and attorneys' fees and costs. To date, Royalty has informed Inteliant that it will be seeking damages of approximately $1.9 million. Inteliant denies the allegations set forth in the Complaint and is seeking to recover in excess of $150,000 that Inteliant claims Royalty owes to Inteliant. The case is proceeding with discovery, with the trial rescheduled to commence in December 2002.

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

Note 7.  Credit Facility and Notes Payable

         On April 15, 2002, the Company entered into a Fifth Amendment to Amended and Restated Credit Agreement and Waiver (the "Fifth Credit Amendment") with the Lenders to extend the Company's line of credit. Pursuant to the Fifth Credit Amendment, the Company's line of credit was reduced from $18.0 million to $16.0 million, $6.0 million of which is available for borrowing in cash, reduced as provided below, with a maturity date of September 1, 2003, and $10.0 million of which is available under letters of credit to be issued solely as required by the Company's workers' compensation insurance providers, with a maturity date of January 1, 2004. The Fifth Credit Amendment provides for borrowings at the prime rate (4.75% as of March 31, 2002) plus 3.0 percentage points through and including June 30, 2003, after which time borrowings under the facility will be charged an interest rate equal to the then-current prime rate plus 3.5 percentage points. Additionally, the Fifth Credit Amendment provides for an amendment fee of approximately $78,000, payable to the Lenders upon execution of the Fifth Credit Amendment plus a supplemental fee of $250,000 payable on September 1, 2003, unless the Lenders are paid in full and their credit commitment is terminated on or before such date. In addition, the Company paid $313,000 of the outstanding borrowings under the revolving credit facility upon execution of the Fifth Credit Amendment. The Company will pay an additional $470,000 and $559,000 of the outstanding borrowings under the revolving credit facility on September 15, 2002 and December 15, 2002, respectively. Such payments will permanently reduce the line of credit available to the Company for borrowing in cash to less than the $6.0 million stated above. The Fifth Credit Amendment also waives any violations of financial covenants under the credit facility that may have existed at March 31, 2002. In addition, certain financial covenants of the Company have been modified. As of April 30, 2002, the Company had outstanding borrowings under the revolving credit facility of approximately $2.1 million.

         Also on April 15, 2002, the Company entered into an Amendment No. 3 to Note Purchase Agreement ("Amendment No. 3") with the Noteholders, whereby the Noteholders waived the Company's noncompliance with certain financial covenants under the Company's bank credit facility and the existing note purchase agreements with the Noteholders as of March 31, 2002. The Noteholders also consented to the Company entering into the Fifth Credit Amendment described above. Pursuant to Amendment No. 3, the Series A Notes bear interest, payable monthly, at the rate of 9.22% per annum beginning as of April 1, 2002 through, but excluding, June 30, 2003, and at the rate of 9.72% per annum from June 30, 2003 until the Series A Notes become due and payable. The Series B Notes bear interest, payable monthly, at the rate of 9.45% per annum beginning as of April 1, 2002 through, but excluding, June 30, 2003, and at the rate of 9.95% per annum from June 30, 2003 until the Series B Notes become due and payable.

         Pursuant to Amendment No. 3, any overdue payments on the Series A Notes bear interest at the greater of 2% over the interest rate currently in effect as stated above or 2% over the prime rate of The First National Bank of Chicago. The change in the interest rate charged on the senior notes is estimated to have an annual impact of approximately $142,000 on the Company's financial operations. The Company paid $687,000 of the principal amount of the senior notes upon execution of Amendment No. 3, and will pay an additional $1,030,500 and $1,227,000 of the principal amount of the senior notes on September 15, 2002 and December 15, 2002, respectively.

         Amendment No. 3 also provides for optional or mandatory prepayments, as the case may be, upon the occurrence of certain events including, but not limited to, a change of control, transfer of property or issuance of equity securities of the Company. In addition, Amendment No. 3 provides that the Company pay to the Lenders and the Noteholders any federal, state or local tax refund or repayment, which amount shall be distributed pursuant to the Amended and Restated Intercreditor Agreement dated as of April 15, 2002 among the Collateral Agent, the Lenders and the Noteholders; however, if the Company receives any refund arising from the 2002 Job Act relating to net operating loss carrybacks, the Company will be able to retain for working capital purposes the lesser of $2,000,000 or 50% of the refund. Any such prepayments paid to the Lenders also will be treated as a permanent reduction in the line of credit available to the Company for borrowing in cash under the revolving credit facility.

         As consideration for Amendment No. 3 and the waiver by the Noteholders, the Company paid an amendment fee to the Noteholders of $145,000, as well as fees and expenses of the Noteholders' special counsel. In addition, the Company paid to each Noteholder accrued but unpaid interest on such holder's notes for the period beginning March 1, 2002 through and including March 31, 2002. Also pursuant to Amendment No. 3, the Company is required to pay on September 1, 2003 a supplemental note fee of $250,000, which amount will be waived if the Company has paid all amounts due and outstanding under the note purchase agreements prior to such date. Also, certain financial covenants of the Company were modified. In the event the Company fails to comply with such covenants as modified, Amendment No. 3 provides that the Noteholders may, at their discretion and at the expense of the Company, retain a financial advisor to review, and advise the Noteholders and the Company upon, the financial status of the Company. The security agreement dated as of July 30, 2001 remains in place pursuant to Amendment No. 3.

Note 8.  Restructuring Charges

         For the period ended March 31, 2002, the Company continued streamlining its corporate structure by consolidating or closing branch offices in under-performing markets. During the 13-week period ended March 31, 2002, the Company recorded a restructuring charge of approximately $345,000 primarily related to a change in the estimate of future lease payment reserves and severance costs associated with reductions in work force. The Company is endeavoring to reduce potential future lease payments by subleasing the abandoned facilities or negotiating discounted buyouts of the lease contracts. Consequently, the Company's estimates may change based on its ability to effectively reduce such future lease payments. At March 31, 2002, the remaining accrued restructuring charges totaled approximately $0.6 million, and are recorded in the balance sheet as an accrued liability. The activity impacting the accrual for restructuring charges is summarized in the table below (in thousands):


                                          Balance at         Charges to                                 Balance at
                                       December 30, 2001     Operations        Charges Utilized       March 31, 2001
                                     -------------------- -------------------- -------------------- --------------------
   Contractual lease obligations         $       561          $        206         $      (154)         $       613
   Reductions in workforce                        --                   132                (132)                  --
   Other costs                                    --                     7                  (7)                  --
                                     -------------------- -------------------- -------------------- --------------------
   Total                                 $       561          $        345         $      (293)         $       613
                                     ==================== ==================== ==================== ====================

Note 9.  Income Taxes

         On March 9, 2002, the Job Creation and Work Assistance Act of 2002 (the "2002 Job Act"), which includes certain provisions that will provide favorable tax treatment for the Company, was signed into law. Among such provisions is the extension of the net operating loss carryback period from two years to five years for net operating losses arising in tax years ending in 2001 and 2002. These provisions also allow companies to use the net operating loss carrybacks and carryforwards to offset 100 percent of alternative minimum taxable income. In accordance with SFAS No. 109, "Accounting for Income Taxes," the effect of the change in the law has been accounted for in the first quarter of fiscal 2002, the period in which the law became effective. In accordance with the provisions of the 2002 Job Act, the Company has recognized a tax benefit of approximately $7.9 million related to expected loss carrybacks.

         The components of the deferred income tax assets and liabilities at March 31, 2002 and December 30, 2001 are as follows (in thousands):

                                                                 2002              2001
                                                            ---------------- -----------------
     Deferred income tax assets:
        Intangible amortization                                 $  17,444        $  12,139
        Depreciation                                                  715              682
        Workers' compensation reserves                              2,076            2,133
        Allowance for doubtful accounts                             2,279            2,423
        Government sponsored tax credits carryforward               2,048            2,048
        Accrued liabilities                                         1,189            1,576
        Net operating loss carryforwards                            6,239            4,299
                                                            ---------------- -----------------
                                                                   31,990           25,300

     Less: Income tax valuation allowance                         (27,035)         (24,585)
                                                            ---------------- -----------------
                                                                    4,955              715
                                                            ---------------- -----------------

     Other deferred income tax liabilities:                          (715)            (715)
                                                            ---------------- -----------------

     Net deferred income tax asset                              $   4,240        $      --
                                                            ================ =================

     Balance sheet classification:
        Current asset                                           $      --        $      --
        Long-term asset                                             4,240               --
                                                            ---------------- -----------------
                                                                $   4,240        $      --
                                                            ================ =================

         The Company's net deferred tax assets as of March 31, 2002 were approximately $4.2 million. This was recorded during the 13-week period ended March 31, 2002, as a result of the Company's ability to carryback taxable losses under the provisions of the 2002 Job Act. The Company expects, that as a result of the completion of the sale of its IT operations, that it will generate a taxable loss for fiscal 2002, a portion of which will be available for carryback against its 1997 tax year. Although realization of the net deferred tax assets is not assured, the Company believes that it is more likely than not that it will be able to realize the net deferred tax assets. It is possible that the Company's estimates could change in the near term and it may become necessary to increase the valuation allowance in future periods, which would adversely affect the Company's results of operations.


Note 10.  Recent Accounting Pronouncements

        In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long-lived Assets." The new standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." The new standard also supercedes the provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of SFAS No. 144 are effective for financial statements beginning after December 15, 2001 but allow for earlier application. The Company does not anticipate that SFAS No. 144 will have a material impact on its financial operations for fiscal 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements of the Company and notes thereto appearing elsewhere in this report. The Company's fiscal year consists of a 52- or 53-week period ending on the Sunday closest to December 31. The Company's critical accounting policies are described in its Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

Recent Developments

         On April 22, 2002, the Company received notification from Nasdaq that the Company is not in compliance with the minimum closing-bid-price listing requirements, and that, unless prior to July 22, 2002 the minimum closing bid price of the common stock is at or above $1.00 for 10 consecutive trading days, the common stock will be delisted from the Nasdaq National Market ("NNM"). If the Company receives notification that its securities will be delisted, the Company, at that time, may appeal the delisting determination. If the Company's common stock is delisted from the NNM, the Company may apply to transfer its securities to the Nasdaq SmallCap Market, or the Company's securities may be quoted in the non-Nasdaq over-the-counter market on either Nasdaq's OTC Bulletin Board or the "Pink Sheets." The Company would then be subject to an SEC rule regarding "penny stocks" where broker-dealers who sell relevant securities to persons who are not established customers or accredited investors must make specified suitability determinations and must receive the purchaser's written consent to the transaction prior to the sale. No assurance can be given that the Company will be able to maintain eligibility for listing of the common stock on the NNM or any alternative exchange or association. Delisting could make trading shares of the Company's common stock difficult, potentially leading to a further decline in the stock price. In addition, it would make it difficult for investors to sell the Company's common stock or to obtain accurate quotations of the share price of the common stock.

         Effective December 31, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives, such as no-compete agreements, will continue to be amortized over their useful lives. Pursuant to the conditions set forth in SFAS No. 142, the Company has recorded an impairment loss of approximately $16.1 million as a cumulative effect of a change in accounting principle in its statement of operations.

Discontinued Operations

          In November, 2001, the Company resolved to sell or abandon the assets of its IT staffing business, which represented the remaining assets and business of Inteliant.

o On February 25, 2002, the Company entered into an asset purchase agreement with Abacab Software, Inc. ("Abacab") pursuant to which the Company sold certain assets of Inteliant's Northern California operations for contingent payments not to exceed $600,000 in the aggregate over three years following the closing date of the transaction based on the gross profit of the business acquired by Abacab. Abacab also assumed liabilities of approximately $40,000. The Company retained accounts receivable of approximately $1.1 million, of which approximately $680,000 was outstanding as of March 31, 2002. The Company originally acquired a portion of the assets sold in the transaction from Abacab. The principal of Abacab was engaged by the Company as an independent contractor and was managing the Company's Northern California operations at the time of the closing of the transaction. The Company believes that the terms of the transaction were no less favorable than it would have received from an unrelated third party.

o Effective March 11, 2002, the Company settled a dispute with NeoSoft, Inc. ("NeoSoft"), whose assets had been acquired by Inteliant in July 1998. During fiscal 2001, Neosoft and its principal had alleged that the Company owed more than the final earnout payment paid by the Company pursuant to the purchase agreement with Neosoft. Pursuant to the terms of the settlement, the Company paid NeoSoft $550,000 and transferred the NeoSoft operations back to NeoSoft. In return, the Company retained all of the accounts receivable and unbilled revenue of approximately $639,000, of which approximately $433,000 was outstanding as of March 31, 2002; however, the Company will pay NeoSoft 15% of all accounts receivable collected as consideration for NeoSoft's assistance in collecting the receivables. Additionally, NeoSoft assumed approximately $53,000 in accrued paid time off liability and assumed all operating leases. Furthermore, the parties released all claims including, without limitation, any claims arising under the original asset purchase agreement and under the principal's original employment agreement. The principal of Neosoft was employed by the Company at the time of the closing of the transaction and was managing the Company's Neosoft operations. The Company believes that the terms of the transaction were no less favorable than it would have received from an unrelated third party.

o Subsequent to March 31, 2002, the Company sold certain assets related to the Kansas City, Missouri and Denver, Colorado ("Central States") operations of Inteliant for contingent payments not to exceed $1,000,000 in the aggregate over three years following the closing date of the transaction based on the gross profit of the business acquired by the buyer. The buyer also assumed liabilities of approximately $40,000. Additionally, the Company retained accounts receivable of approximately $500,000. The Company employed the buyer as the manager of the Central States operations at the time of the closing of the transaction. The Company believes that the terms of the transaction were no less favorable than it would have received from an unrelated third party.

         In addition, during fiscal 2001, the Company formalized a plan to sell its wholly owned subsidiary, ServCom Staff Management, Inc., a professional employee organization. On December 31, 2001, the Company sold substantially all of the assets of this business to an unrelated entity. The Company retained accounts receivable of approximately $480,000, of which approximately $149,000 was outstanding as of March 31, 2002. The terms of the transaction were immaterial to the financial results of the Company.

Results of Continuing Operations

         The following table sets forth, for the periods indicated, the percentage relationship to service revenues of selected income statement items for the Company on a consolidated basis:

                                                                  13 Weeks Ended
                                                        ------------------------------------
                                                         March 31, 2002     April 1, 2001
                                                        ------------------ -----------------
     Service revenues                                            100.0%            100.0%
     Direct cost of services                                      80.5              78.3
                                                        ------------------ -----------------
     Gross profit                                                19.5               21.7
                                                        ------------------ -----------------
     Operating expenses:
       Selling, general and administrative expenses               20.2              19.8
       Restructuring charges                                       0.8               0.5
       Intangible amortization                                     0.0               1.0
                                                        ------------------ -----------------
         Total operating expenses                                21.0               21.3
                                                        ------------------ -----------------
     (Loss) income from operations                               (1.5%)             0.4%
                                                        ================== =================

         Service Revenues: Service revenues for the 13-week period ended March 31, 2002 were $42.2 million, a decrease of $10.5 million, or 19.9%, compared to revenues of $52.7 million for the 13-week period ended April 1, 2001. The decrease was due primarily to reduced demand for temporary services as a result of the broad downturn in the economy. The Company also has experienced a significant decrease in permanent placement revenues.

         Gross Profit: The Company defines gross profit as service revenues less the cost of providing services, which includes wages and permanent placement commissions, employer payroll taxes (FICA, unemployment and other general payroll taxes), workers' compensation costs related to staffing employees and permanent placement counselors and other temporary payroll benefits; costs related to independent contractors utilized by the Company; and other direct costs. Gross profit for the 13-week periods ended March 31, 2002 and April 1, 2001 was $8.2 million and $11.5 million, respectively, a decrease of $3.3 million, or 28.7%. For the 13-week periods ended March 31, 2002 and April 1, 2001, gross profit margin was 19.5% and 21.7%, respectively. The margin decline from the comparable period of the prior year was primarily a result of increased pricing competition for staffing services, higher workers' compensation insurance costs and a reduction in the higher margin permanent placement business. The Company has renewed its workers' compensation insurance for fiscal 2002. As part of the renewal, the Company is required to pay higher premium costs. The Company believes that some of the increase in costs will be passed through as price increases to its customers. However, given the competitive nature of the staffing industry, the Company is unsure whether it will be successful in passing through all cost increases. Accordingly, the Company believes that its gross margin could be negatively impacted throughout fiscal 2002.

         Operating Expenses: Operating expenses include, among other things, staff employee compensation, rent, recruitment and retention of temporary associates, depreciation, intangibles amortization and advertising. Total operating expenses as a percentage of service revenues declined slightly to 21.0% for the 13-week period ended March 31, 2002, compared to 21.3% for the 13-week period ended April 1, 2001, due primarily to reduction in recognized intangible amortization related to adoption of SFAS No. 142.

         Selling, general and administrative expenses, as a percentage of service revenues, for the 13-week period ended March 31, 2002 were 20.2%, compared to 19.8% for the 13-week period ended April 1, 2001. The increase as a percentage of service revenues is due primarily to the Company's revenues declining more rapidly than the corresponding reduction in selling, general and administrative expenses.

         Restructuring charges for the 13-week period ended March 31, 2002 added approximately 0.8% in additional operating expenses. The restructuring charges were primarily the result of a change in the estimated future lease costs associated with closed branch offices, as well as severance charges related to the elimination of an additional 36 full-time equivalent employees. The Company is endeavoring to reduce potential future lease payments by subleasing the abandoned facilities or negotiating discounted buyouts of the lease contracts. Consequently, the Company's estimates may change based on its ability to effectively reduce such future lease payments.

         (Loss) Income from Operations: Loss from operations for the 13-week period ended March 31, 2002 was approximately ($0.6) million, compared to income from operations for the 13-week period ended April 1, 2001 of approximately $0.2 million, a decrease of approximately $0.8 million. Operating margin was (1.5%), compared to 0.4% for the comparable period of the prior year. The decrease in operating margin was due largely to the decrease in gross profit.

         Income Taxes: For the 13-week period ended March 31, 2002, the Company recognized a tax benefit of approximately $7.9 million, due primarily to the enactment of the Job Creation and Work Assistance Act of 2002 (the "2002 Job Act"), which was signed into law on March 9, 2002. The 2002 Job Act contains certain provisions that provide favorable tax treatment for the Company. Among such provisions is the extension of the net operating loss carryback period from two years to five years for net operating losses arising in tax years ending in 2001 and 2002. These provisions also allow companies to use the net operating loss carrybacks to offset 100 percent of alternative minimum taxable income. In accordance with SFAS No. 109, "Accounting for Income Taxes," the effect of the change in the law has been accounted for in the first quarter of fiscal 2002, the period in which the law became effective.

Liquidity and Capital Resources

         For the 13-week period ended March 31, 2002, net cash used by operating activities was approximately $2.3 million, compared to net cash provided by operating activities of approximately $14.5 million for the 13-week period ended April 1, 2001. The change in operating cash flow was primarily a result of the net loss of the Company coupled with a net decrease in cash provided from certain working capital components, consisting primarily of collections on accounts receivable and collection of income tax receivables. Additionally, during the 13-week period ended March 31, 2002, the Company renewed its workers' compensation policy. Under the terms of this renewed policy, the Company is required to provide a letter of credit of $10.0 million plus $1.0 million in cash to collateralize future claims payments under the policy. The cash amount is carried at fair value and is restricted as to withdrawal. The restricted cash is held in the Company's name with a major financial institution

         The Company's investing activities for the 13-week period ended March 31, 2002 used approximately $0.2 million, compared to $2.8 million for the 13-week period ended April 1, 2001. The Company's investing activities used approximately $0.2 million to purchase property and equipment during the 13-week period ended March 31, 2002. By comparison, the Company used approximately $0.4 million to purchase property and equipment, approximately $0.1 million for payments on acquisition earnouts and approximately $2.3 million for notes receivable issued during the 13-week period ended April 1, 2001.

         Net cash provided by the Company's financing activities for the 13-week period ended March 31, 2002 was approximately $7.2 million, primarily due to borrowings on the Company's credit facility. Net cash used in the Company's financing activities for the comparable prior year period ended April 1, 2001, was approximately $9.1 million, primarily for payments on the Company's revolving credit facility.

         As of March 31, 2002 the Company had outstanding borrowings under its revolving credit facility, as amended, of approximately $7.5 million, with a maturity date of June 30, 2002. Additionally, the Company's outstanding borrowings on the senior notes, as amended, were approximately $28.8 million. Under terms of both the existing senior note agreements and the revolving credit facility, the Company was in violation of certain covenants.

         On April 15, 2002, the Company entered into a Fifth Amendment to Amended and Restated Credit Agreement and Waiver (the "Fifth Credit Amendment") with the Lenders to extend the Company's line of credit. Pursuant to the Fifth Credit Amendment, the Company's line of credit was reduced from $18.0 million to $16.0 million, $6.0 million of which is available for borrowing in cash, reduced as provided below, with a maturity date of September 1, 2003, and $10.0 million of which is available under letters of credit to be issued solely as required by the Company's workers' compensation insurance providers, with a maturity date of January 1, 2004. The Fifth Credit Amendment provides for borrowings at the prime rate (4.75% as of March 31, 2002) plus 3.0 percentage points through and including June 30, 2003, after which time borrowings under the facility will be charged an interest rate equal to the then-current prime rate plus 3.5 percentage points. Additionally, the Fifth Credit Amendment provides for an amendment fee of approximately $78,000, payable to the Lenders upon execution of the Fifth Credit Amendment plus a supplemental fee of $250,000 payable on September 1, 2003, unless the Lenders are paid in full and their credit commitment is terminated on or before such date. In addition, the Company paid $313,000 of the outstanding borrowings under the revolving credit facility upon execution of the Fifth Credit Amendment. The Company will pay an additional $470,000 and $559,000 of the outstanding borrowings under the revolving credit facility on September 15, 2002 and December 15, 2002, respectively. Such payments will permanently reduce the line of credit available to the Company for borrowing in cash to less than the $6.0 million stated above. The Fifth Credit Amendment also waives any violations of financial covenants under the credit facility that may have existed as of March 31, 2002. In addition, certain financial covenants of the Company have been modified. As of April 30, 2002, the Company had outstanding borrowings under the revolving credit facility of approximately $2.1 million.

         Also on April 15, 2002, the Company entered into an Amendment No. 3 to Note Purchase Agreement ("Amendment No. 3") with the Noteholders, whereby the Noteholders waived the Company's noncompliance with certain financial covenants under the Company's bank credit facility and the existing note purchase agreements with the Noteholders as of March 31, 2002. The Noteholders also consented to the Company entering into the Fifth Credit Amendment described above. Pursuant to Amendment No. 3, the Series A Notes bear interest at the rate of 9.22% per annum beginning as of April 1, 2002 through, but excluding, June 30, 2003, and at the rate of 9.72% per annum from June 30, 2003 until the Series A Notes become due and payable. The Series B Notes bear interest at the rate of 9.45% per annum beginning as of April 1, 2002 through, but excluding, June 30, 2003, and at the rate of 9.95% per annum from June 30, 2003 until the Series B Notes become due and payable.

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

         Pursuant to Amendment No. 3, the Company shall deliver to the Noteholders certain financial statements within 30 days of the end of each calendar month certified by the senior financial officer of the Company. As consideration for Amendment No. 3 and the waiver by the Noteholders, the Company paid an amendment fee to the Noteholders of $145,475, as well as fees and expenses of the Noteholders' special counsel. In addition, the Company paid to each Noteholder accrued but unpaid interest on such holder's notes for the period beginning March 1, 2002 through and including March 31, 2002. Also pursuant to Amendment No. 3, the Company is required to pay on September 1, 2003 a supplemental note fee of $250,000, which amount will be waived if the Company has paid all amounts due and outstanding under the note purchase agreements prior to such date. Also, certain financial covenants of the Company were modified. In the event the Company fails to comply with such covenants as modified, Amendment No. 3 provides that the Noteholders may, at their discretion and at the expense of the Company, retain a financial advisor to review, and advise the Noteholders and the Company upon, the financial status of the Company. The security agreement dated as of July 30, 2001 remains in place pursuant to Amendment No. 3.

         For the period ended March 31, 2002, the Company continued reforming its corporate structure and consolidating or closing branch offices in under-performing markets. During the 13-week period ended March 31, 2002, the Company recorded a restructuring charge of approximately $345,000 primarily related to a change in the estimate of future lease payment reserves and severance costs related to the reduction in workforce. The Company is endeavoring to reduce potential future lease payments by subleasing the abandoned facilities or negotiating discounted buyouts of the lease contracts. Consequently, the Company's estimates may change based on its ability to effectively reduce such future lease payments. At March 31, 2002, the remaining accrued restructuring charges totaled approximately $0.6 million, and are recorded in the balance sheet as an accrued liability.

         Restructuring   costs   incurred   to  date  and   future   anticipated
restructuring charges have not had and are not expected to have a material impact on the liquidity or capital resources of the Company.

Seasonality

         The Company's business follows the seasonal trends of its customers' businesses. Historically, the Company's business has experienced lower revenues in the first quarter with revenues accelerating during the second and third quarters and then slowing again during the fourth quarter.


Forward-looking Statements

         Statements contained in this report that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Forward-looking statements contained in this report include statements regarding the Company's opportunities, existing and proposed service offerings, market opportunities, expectations, goals, revenues, financial performance, strategies and intentions for the future and are indicated by the use of words such as "believe," "expect," "intend," "anticipate," "likely," "plan" and other words of similar meaning. All forward-looking statements included in this report are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Readers are cautioned that all forward-looking statements involve risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those anticipated in such statements, including but not limited to the Company's ability to attract and retain staff, temporary and other employees needed to implement the Company's business plan and to meet customer needs; failure of the Company to secure adequate finances to continue to fund its current operations; the Company's ability to integrate the operations of acquired businesses; and the successful hiring, training and retention of qualified field management. Future results also could be affected by other factors associated with the operation of the Company's business, including: economic fluctuations, existing and emerging competition, changes in demands for the Company's services, the Company's ability to maintain profit margins in the face of pricing pressures and the unanticipated results of future or pending litigation. Risk factors, cautionary statements and other conditions, including economic, competitive, governmental and technology factors that could cause actual results to differ from the Company's current expectations are discussed in the Company's Annual Report on Form 10-K.

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

Revolving Credit Facility: The Company's revolving credit facility bears interest at the prime rate plus 3.0%; at March 31, 2002, such prime rate was 4.75%. For the 13-week period ended March 31, 2002, the Company had approximately $7.5 million in advances outstanding under the revolving credit facility.

Senior Notes: For the 13-week period ended March 31, 2002, the Company's outstanding borrowings on the senior notes were $28.8 million, with a weighted average fixed interest rate of 8.92%. As stated above, any changes in the fair value of the senior notes generally will not have a significant impact on the Company unless the Company is required to refinance the senior notes. The fair value of the Company's senior notes is estimated by discounting expected cash flows at the prime rate, 4.75% at March 31, 2002, plus 3.0%. Using such discount rate over the expected maturities of the senior notes, the Company calculates that the estimated fair value of the obligations on the senior notes, using a discount rate of 7.75% over the expected maturities of the obligations, is approximately $30.1 million. If the discount rate were to increase by 10% to 8.5%, the estimated fair value of the obligation on the unsecured notes would be approximately $29.6 million. If the discount rate were to decrease by 10% to 7.0%, the estimated fair value of the obligation on the unsecured notes would be approximately $30.6 million.

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

         On April 11, 2001, Royalty Carpet Mills, Inc. ("Royalty") filed a complaint against Inteliant for breach of contract for services to be provided by Inteliant and for professional negligence (the "Complaint") in the state of California. The Complaint requests unspecified damages, consequential damages, and attorneys' fees and costs. To date, Royalty has not quantified the precise amount of damages it is seeking from Inteliant, but has informed Inteliant that it will be seeking damages of approximately $1.9 million. Inteliant denies the allegations set forth in the Complaint and is seeking to recover in excess of $150,000 that Inteliant claims Royalty owes to Inteliant. The case is proceeding with discovery, with the trial rescheduled to commence in December 2002.

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

b)       None.

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SOS STAFFING SERVICES, INC.



         Dated: May 10, 2002                   /s/ JoAnn W. Wagner
                                                   --------------------------
                                                   JoAnn W. Wagner
                                                   Chairman, President and
                                                   Chief Executive Officer



         Dated: May 10, 2002                   /s/ Kevin Hardy
                                                   --------------------------
                                                   Kevin Hardy
                                                   Senior Vice President and
                                                   Chief Financial Officer