Form 10-Q
period 2002-06-30
SOS STAFFING SERVICES INC
filed 2002-08-13
CIK 945437

1

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to__________

                         Commission File Number 0-26094

                           SOS STAFFING SERVICES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

            Utah                                              87-0295503
----------------------------                            ----------------------
(State or other jurisdiction                            (.R.S. Employer ID No.)
     of incorporation)

                             1415 South Main Street
                           Salt Lake City, Utah 84115
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (801) 484-4400
                               ------------------
                               (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

     Yes   [ X ]                        No   [   ]
            -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock                       Outstanding at August 6, 2002
     ---------------------                       -----------------------------
 Common Stock, $0.01 par value                            12,691,398


                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

         Condensed Consolidated Balance Sheets
                  As of June 30, 2002 and December 30, 2001                                                    3

         Condensed Consolidated Statements of Operations
                  For the 13- and 26-week periods ended June 30, 2002 and July 1, 2001                         5

         Condensed Consolidated Statements of Cash Flows
                  For the 13- and 26-week periods ended June 30, 2002 and July 1, 2001                         6

         Notes to Condensed Consolidated Financial Statements                                                  8

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                                                     17

Item 3. Qualitative and Quantitative Disclosures About Market Risk                                            23



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                     24

Item 4.  Submission of Matters to a Vote of Security Holders                                                  23

Item 6. Exhibits and Reports on Form 8-K                                                                      24

Signatures                                                                                                    25


                             The accompanying notes
         are an integral part of these condensed consolidated statements


4

         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS
                                     ------
                                 (in thousands)

                                                         June 30, 2002      December 30, 2001
                                                         -------------     ------------------

CURRENT ASSETS

      Cash and cash equivalents                            $    931            $    879
      Restricted cash                                         1,033                --
      Accounts receivable, less allowances of
          $1,213 and $2,267, respectively                    18,503              21,995
      Prepaid expenses and other                              1,504               1,126
      Income taxes receivable                                 3,854                 367
                                                           --------            --------
          Total current assets                               25,825              24,367
                                                           --------            --------

PROPERTY AND EQUIPMENT, at cost

      Computer equipment                                      5,402               6,082
      Office equipment                                        3,439               3,808
      Leasehold improvements and other                        1,724               1,887
                                                           --------            --------
                                                             10,565              11,777
      Less accumulated depreciation and amortization         (6,682)             (7,269)
                                                           --------            --------
          Total property and equipment, net                   3,883               4,508
                                                           --------            --------

OTHER ASSETS

      Intangible assets, net                                 31,224              48,060
      Deposits and other assets                               1,991               1,808
                                                           --------            --------
          Total other assets                                 33,215              49,868
                                                           --------            --------

          Total assets                                     $ 62,923            $ 78,743
                                                           --------            --------


                            The accompanying notes
         are an integral part of these condensed consolidated statements



                           SOS STAFFING SERVICES, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                                 (in thousands)

                                                           June 30, 2002     December 30, 2001
                                                           -------------     -----------------

CURRENT LIABILITIES
      Current portion of notes payable                         4,984              5,668
      Line of credit                                        $  2,844           $   --
      Accounts payable                                           599              1,571
      Accrued payroll costs                                    2,510              3,492
      Current portion of workers' compensation reserve         4,286              4,484
      Accrued liabilities                                      3,305              4,799
                                                            --------           --------
          Total current liabilities                           18,528             20,014
                                                            --------           --------

LONG-TERM LIABILITIES

      Notes payable, less current portion                     20,614             23,427
      Workers' compensation reserve, less current portion      1,010              1,018
      Deferred compensation and other liabilities                671                743
                                                            --------           --------
          Total long-term liabilities                         22,295             25,188
                                                            --------           --------

COMMITMENTS AND CONTINGENCIES
     (Notes 4, 6 and 7)

SHAREHOLDERS' EQUITY

      Common stock                                               127                127
      Additional paid-in capital                              91,693             91,693
      Accumulated deficit                                    (69,720)           (58,279)
                                                            --------           --------
          Total shareholders' equity                          22,100             33,541
                                                            --------           --------

          Total liabilities and shareholders' equity        $ 62,923           $ 78,743
                                                            --------           --------


                            The accompanying notes
         are an integral part of these condensed consolidated statements



                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)

                                                                    13 Weeks Ended                    26 Weeks Ended
                                                            -------------------------------  ---------------------------------
                                                            June 30, 2002    July 1, 2001     June 30, 2002     July 1, 2001
                                                            --------------   --------------  ---------------    -------------
SERVICE REVENUES                                                $  46,288    $  53,329        $  88,226         $ 105,331
DIRECT COST OF SERVICES                                            37,050       41,611           70,832            82,438
                                                            --------------   --------------  ---------------    -------------
     Gross profit                                                   9,238       11,718           17,394            22,893
                                                            --------------   --------------  ---------------    -------------

OPERATING EXPENSES:

Selling, general and administrative                                 7,916           8,939        15,827            18,632
Depreciation and amortization                                         392             954           835             1,782
Restructuring charges                                                 264             709           609               912
                                                            --------------   --------------  ---------------    -------------
     Total operating expenses                                       8,572          10,602        17,271            21,326
                                                            --------------   --------------  ---------------    -------------

INCOME FROM OPERATIONS                                                666           1,116           123             1,566
                                                            --------------   --------------  ---------------    -------------

OTHER INCOME (EXPENSE):

Interest expense                                                     (867)           (728)       (1,789)           (1,548)
Interest income                                                         3              19             9                74
Other, net                                                            (14)            (13)            8                11
                                                            --------------   --------------  ---------------    -------------
     Total, net                                                      (878)           (722)       (1,772)           (1,463)
                                                            --------------   --------------  ---------------    -------------

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME

   TAXES                                                             (212)            394        (1,649)              104

INCOME TAX (PROVISION) BENEFIT                                         --            (126)        7,927               (14)

(LOSS) INCOME FROM CONTINUING OPERATIONS

                                                                     (212)            268         6,278                90

LOSS FROM DISCONTINUED OPERATIONS (Note 5)

                                                                   (1,221)         (2,346)       (1,636)           (3,002)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (net
   of income tax of $0)                                                --              --       (16,083)               --
                                                            --------------   --------------  ---------------    -------------
NET LOSS                                                       $   (1,433)     $  ( 2,078)   $  (11,441)        $  ( 2,912)
                                                            ==============   ==============  ===============    =============

BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE:

     (Loss) income from continuing operations                  $    (0.02)     $     0.02       $     0.49      $     0.01
     Loss from discontinued operations                              (0.09)          (0.18)           (0.12)          (0.24)
     Loss from cumulative effect of change in accounting
       principle                                                    --              --               (1.27)            --
                                                            --------------   --------------  ---------------    -------------
     Net loss                                                  $    (0.11)     $    (0.16)      $    (0.90)     $    (0.23)
                                                            ==============   ==============  ===============    =============

                            The accompanying notes
         are an integral part of these condensed consolidated statements


                                          SOS STAFFING SERVICES, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                 (in thousands)



                                                                            26 Weeks Ended
                                                                  June 30, 2002        July 1, 2001
                                                                  -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $    (11,441)        $      (2,912)
     Adjustments to reconcile net loss
         to net cash provided by operating activities:
         Cumulative effect of change in accounting principle            16,083                  --
         Depreciation and amortization                                     835                 2,969
         Deferred income taxes                                            --                  (1,853)
         Loss on disposition of assets                                    --                      42
         Loss on disposal of discontinued operations                     1,065                 3,307
         Changes in operating assets and liabilities:
             Restricted cash                                            (1,033)                 --
             Accounts receivable, net                                    3,492                15,807
             Prepaid expenses and other                                   (378)                 (363)
             Income taxes receivable                                    (3,487)                7,444
             Deposits and other assets                                    (183)                    8
             Accounts payable                                             (972)               (1,397)
             Accrued payroll costs                                        (982)               (5,164)
             Workers' compensation reserve                                (206)                 (513)
             Accrued liabilities                                        (1,674)               (2,367)
                                                                  -------------        -------------
                Net cash provided by operating activities                1,119                15,008
                                                                  -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Issuance of notes receivable                                         --                  (2,416)
     Purchases of property and equipment                                  (425)                 (818)
     Proceeds from sale of property and equipment                           10                  --
     Payments of acquisition costs and earnouts                           --                     (55)
                                                                  -------------        -------------
                Net cash used in investing activities                     (415)               (3,289)
                                                                  -------------        -------------

                            The accompanying notes
         are an integral part of these condensed consolidated statements




                           SOS STAFFING SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
                                 (in thousands)


                                                                            13 Weeks Ended
                                                                  June 30, 2002        July 1, 2001
                                                                  -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                     $      8,821         $    26,990
     Principal payments on borrowings                                   (9,473)            (22,646)
                                                                  -------------        -------------
                Net cash (used in) provided by financing
                  activities                                              (652)              4,344
                                                                  -------------        -------------

NET INCREASE IN CASH

   AND CASH EQUIVALENTS                                                     52              16,063

CASH AND CASH EQUIVALENTS AT

   BEGINNING OF PERIOD                                                     879               1,185
                                                                  -------------        -------------

CASH AND CASH EQUIVALENTS AT

   END OF PERIOD                                                      $    931            $ 17,248
                                                                  =============        =============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest                                                          $  2,534            $  1,473
    Income taxes                                                        (4,440)             (7,444)




                            The accompanying notes
         are an integral part of these condensed consolidated statements

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

         In order to conform to the current period presentation, certain reclassifications have been made to the prior period financial statements. Due to the presentation of discontinued operations for the sale of Inteliant, ServCom and Truex, all periods in the accompanying consolidated condensed financial statements have been presented on a comparable basis.

         The results of operations for the interim periods indicated are not necessarily indicative of the results to be expected for the full year.

Note 2. Restricted Cash

         During the 26-week period ended June 30, 2002, the Company renewed its workers' compensation policy. Under the terms of this renewed policy, the Company is required to provide a letter of credit of $10.0 million plus $1.0 million in cash to collateralize future claims payments under the policy. The cash amount is carried at fair value and is restricted as to withdrawal until . The restricted cash is held in the Company's name with a major financial institution until December 2002.

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

         The following is a reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) from continuing operations per common share for the periods presented (in thousands except per share amounts):

                                 13 Weeks Ended June 30, 2002                  13 Weeks Ended July 1, 2001
                          -------------------------------------------------------------------------------------------
                            Loss from                                   Income from
                           continuing                   Per Share       continuing                      Per Share
                           operations      Shares         Amount        operations        Shares          Amount
                          -------------------------------------------------------------------------------------------
Basic                        $    (212)        12,691    $   (0.02)      $       268          12,691     $      0.02
Effect of stock options                            --                                            60
                          ----------------------------                --------------------------------
Diluted                      $    (212)        12,691    $   (0.02)      $       268          12,751     $      0.02
                          ============================                ================================

                                 26 Weeks Ended June 30, 2002                  26 Weeks Ended July 1, 2001
                           Income from                                  Income from
                           continuing                   Per Share       continuing                      Per Share
                           operations      Shares         Amount        operations        Shares          Amount
                          -------------------------------------------------------------------------------------------
Basic                        $    6,278        12,691    $     0.49      $        90          12,691     $      0.01
Effect of stock options                             2                                            31
                          ----------------------------                --------------------------------
Diluted                      $    6,278        12,693    $     0.49      $        90          12,792     $      0.01
                          ============================                ================================

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         At the end of the 13-week period ended June 30, 2002 there were outstanding options to purchase approximately 1,587,000 shares of common stock that were not included in the computation of diluted income from continuing operations per common share because of the Company's loss from continuing operations. At the end of the 13-week period ended July 1, 2001, there were outstanding options to purchase approximately 869,000 shares of common stock that were not included in the computation of diluted income from continuing operations per common share because the exercise price of the option was greater than the average market price of the common shares.

Note 4.  Discontinued Operations

         In fiscal 2000, the Company disposed of all of its assets related to its IT consulting business. Subsequent to June 30, 2002, the Company settled an outstanding claim, as noted in Note 6. "Legal Matters," related to the disposed IT consulting business. In connection with the resolution of the matter, the Company recorded an additional charge of approximately $292,000 to discontinued operations during the 13-week period ended June 30, 2002. Additionally, as part of the sale of the IT consulting business, the Company assigned certain lease agreements to the acquiring company, with the respective landlords reserving their rights against the Company in the event of default by the assignee. Subsequent to the sale of the IT consulting business, the acquiring company ceased operations in some areas and defaulted on some of their assumed lease agreements; the Company believes that its claims against the assignee are of no value, as the assignee is believed to be insolvent. Consequently, during the 13-week period ended June 30, 2002, the Company recorded an additional $215,000 charge to discontinued operations for accrued lease payments with respect to the properties abandoned by the purchaser of the IT consulting business.

          In November 2001, the Company resolved to sell or abandon the assets of its IT staffing business, which represented the remaining assets and business of Inteliant. During the 26-week period ended June 30, 2002, the Company consummated the following transactions in relation to its discontinued IT businesses:

o On February 25, 2002, the Company entered into an asset purchase agreement with Abacab Software, Inc. ("Abacab"), pursuant to which the Company sold certain assets of Inteliant's northern California operations for contingent payments not to exceed $600,000 in the aggregate over three years following the closing date of the transaction, based on the gross profit of the business acquired by Abacab. Abacab also assumed liabilities of approximately $40,000. The Company retained accounts receivable of approximately $1.1 million, of which approximately $236,000 was outstanding as of June 30, 2002. The Company originally acquired a portion of the assets sold in the transaction from Abacab. The principal of Abacab was engaged by the Company as an independent consultant and was managing the Company's northern California operations at the time of the closing of the transaction.

o Effective March 11, 2002, the Company settled a dispute with NeoSoft, Inc. ("NeoSoft"), whose assets had been acquired by Inteliant in July 1998. During fiscal 2001, Neosoft and its principal had alleged that the Company owed more than the final earnout payment paid by the Company pursuant to the purchase agreement with Neosoft. Pursuant to the terms of the settlement, the Company paid NeoSoft $550,000 and transferred the NeoSoft operations back to NeoSoft. In return, the Company retained all of the accounts receivable and unbilled revenue of approximately $639,000, of which approximately $68,000 was outstanding as of June 30, 2002; however, the Company will pay NeoSoft 15% of all accounts receivable collected as consideration for NeoSoft's assistance in collecting the receivables. Additionally, NeoSoft assumed approximately $53,000 in accrued paid time off liability and assumed all operating leases. Furthermore, the parties released all claims including, without limitation, any claims arising under the original asset purchase agreement and under the principal's original employment agreement. The principal of Neosoft was employed by the Company at the time of the closing of the transaction and was managing the Company's Neosoft operations.

o Effective May 6, 2002, the Company sold certain assets related to the Kansas City, Missouri and Denver, Colorado ("Central States") operations of Inteliant for contingent payments not to exceed $1,000,000 in the aggregate over three years following the closing date of the transaction, based on the gross profit of the business acquired by the buyer. The buyer also assumed liabilities of approximately $40,000. Additionally, the Company

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     retained accounts receivable of approximately $500,000, of which approximately $148,000 was outstanding as of June 30, 2002. The buyer was employed by the Company as the manager of the Central States operations at the time of the closing of the transaction.

        In addition, during fiscal 2001, the Company formalized a plan to sell its wholly owned subsidiary, ServCom Staff Management, Inc. ("ServCom"), a professional employee organization. On December 31, 2001, the Company sold substantially all of the assets of this business to an unrelated entity. The Company retained accounts receivable of approximately $480,000, of which approximately $142,000 was outstanding as of June 30, 2002. The terms of the transaction were immaterial to the financial results of the Company.

         As a result of a number of factors primarily related to the extended economic downturn in the San Francisco area beginning in late fiscal 2000, the Company has been forced to make a number of changes, including reducing the number of employees as well as closing a number of offices, in order to try to maintain profitability of its Truex division. During the 13-week period ended June 30, 2002, due to continued declining revenues, the Company determined to sell its Truex division. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reclassified assets of its Truex operations, including trademarks and trade names and an allocated portion of goodwill, as assets held for sale. Likewise, SFAS No. 144 requires the carrying amount of assets reclassified as held for sale to be reduced to the estimated fair value less selling costs. The Company estimated that the Truex assets had no fair value and consequently recorded a charge of approximately $40,000 for the write-off of property and equipment; additionally, the Company wrote off the remaining value of trademarks and trade names associated with Truex of approximately $383,000 and wrote off goodwill of approximately $286,000. These charges are reflected in "operating and other expenses" in the table below. Subsequent to June 30, 2002, the Company entered into an agreement pursuant to which the Company transferred the Truex business and trade name to an unrelated entity for contingent payments not to exceed $300,000 in the aggregate over one year following the closing date of the transaction, based on the gross profit of the business acquired. Any contingent consideration will be recorded when received.

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Operating results of the discontinued operations for the 13- and 26-week periods ended June 30, 2002 and July 1, 2001 have been classified as discontinued operations in the accompanying consolidated financial statements as follows (in thousands):

                                                                  13 Weeks Ended                   26 Weeks Ended
                                                            June 30, 2002  July 1, 2001     June 30, 2002   July 1, 2001
                                                            -------------- -------------    --------------- -------------
IT Consulting
     Revenues                                                 $       --     $       --       $       --      $       --
     Cost of sales                                                    --             --               --              --
                                                            -------------- -------------    --------------- -------------
     Gross profit                                                     --             --               --              --
     Operating and other expenses                                    507          3,476              507           4,328
                                                            -------------- -------------    --------------- -------------
     Loss from discontinued operations before income tax
                                                                    (507)        (3,476)            (507)         (4,328)
     Income tax benefit                                               --          1,320               --           1,654
                                                            -------------- -------------    --------------- -------------
     Loss from discontinued operations                        $     (507)    $   (2,156)      $     (507)     $   (2,674)
                                                            ============== =============    =============== =============

IT Staffing and ServCom

     Revenues                                                 $      374     $   13,716       $    2,735      $   29,697
     Cost of sales                                                   369         10,896            2,267          23,882
                                                            -------------- -------------    --------------- -------------
     Gross profit                                                      5          2,820              468           5,815
     Operating and other expenses                                    (26)         2,972            1,005           5,957
                                                            -------------- -------------    --------------- -------------
     Income  (loss) from  discontinued  operations  before
        income tax                                                    31           (152)            (537)           (142)
     Income tax benefit                                               --             60               --              56
                                                            -------------- -------------    --------------- -------------
     Income (loss) from discontinued operations                       31            (92)            (537)            (86)
     Adjustment  of  reserves  for  estimated   loss  from
        measurement date to disposal date                             98             --              354              --
                                                            -------------- -------------    --------------- -------------
                                                              $      129     $      (92)      $     (183)     $      (86)
                                                            ============== =============    =============== =============

Truex

     Revenues                                                 $      159     $      567       $      377      $    1,286
     Cost of sales                                                   102            322              237             764
                                                            -------------- -------------   ---------------- -------------
     Gross profit                                                     57            245              140             522
     Operating and other expenses                                    900            407            1,086             920
                                                            -------------- -------------   ---------------- -------------
     Loss from discontinued operations before income tax
                                                                    (843)          (162)            (946)           (398)
     Income tax benefit                                               --             64               --             156
                                                            -------------- -------------   ---------------- -------------
     Loss from discontinued operations                              (843)           (98)            (946)           (242)
                                                            ============== =============   ================ =============

Total loss from discontinued operations net of income tax
                                                              $   (1,221)    $   (2,346)      $   (1,636)     $   (3,002)
                                                            ============== =============   =============== ==============

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5.  Intangible Assets

         As of the beginning of fiscal 2002, the Company adopted the provisions SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require that such assets be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, and written down to fair value. In order to assess the fair value of its goodwill and indefinite-lived intangible assets as of the adoption date, the Company engaged an independent valuation firm to assist in determining the fair value. The valuation process appraised the Company's assets and liabilities using a combination of present value and multiple of earnings valuation techniques. Based upon the results of the valuation, the Company wrote off $8.0 million of goodwill, and $8.1 million in trademarks and trade names as a cumulative effect of the change in accounting principle.

         During the 13-week period ended June 30, 2002, as a result of the anticipated sale of the Company's Truex operations in northern California (see
Note 4. "Discontinued Operations"), the Company wrote off additional trademarks and trade names of approximately $383,000. Additionally, a portion of goodwill, approximately $286,000, was allocated to the Truex assets to be disposed of and also written off. As of June 30, 2002 and December 30, 2001, intangible assets consisted of the following (in thousands):


                                                                     June 30, 2002         December 30, 2001
                                                                   -------------------    -------------------
          Goodwill                                                     $   24,202               $    37,119
          Trademarks and trade names, indefinite-lived                      6,959                    18,046
          Other definite-lived intangibles                                  1,994                     2,426
                                                                   -------------------    -------------------
                                                                           33,155                    57,591
            Less accumulated amortization                                  (1,931)                   (9,531)
                                                                   -------------------    -------------------
          Net intangible assets                                        $   31,224               $    48,060
                                                                   -------------------    -------------------

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         The following table provides a reconciliation of reported (loss) income from continuing operations for the 13- and 26-week periods ended June 30, 2002 and July 1, 2001 to the adjusted (loss) income from continuing operations, excluding amortization expense relating to goodwill and trademarks and trade names:

                                                                    13 Weeks                         26 Weeks
                                                       -------------------------------------------------------------------
                                                         June 30, 2002     July 1, 2001    June 30, 2002     July 1, 2001
                                                       ---------------   --------------  ---------------   ---------------
Reported (loss) income from continuing operations          $      (212)     $       268      $     6,278      $        90
Add back: Goodwill amortization, net of income taxes                --              187               --              376
Add back: Trademark and trade names amortization, net
    of income taxes                                                 --               83               --              167
                                                       ---------------   --------------  ---------------   ---------------
Adjusted (loss) income from continuing operations          $      (212)     $       538      $     6,278      $       633
                                                       ===============   ==============  ===============   ===============

Basic and diluted (loss) income from continuing
    operations per common share:
    Reported net (loss) income                             $    (0.02)       $    0.02        $    0.49       $    0.01
                                                       ---------------   --------------  ---------------   ---------------
    Goodwill amortization net of income taxes                   --                0.01             --              0.03
    Trademark and trade names amortization, net of
      income taxes                                              --                0.01             --              0.01
                                                       ---------------   --------------  ---------------   ---------------
    Adjusted (loss) income from continuing operations      $    (0.02)       $    0.04        $    0.49       $    0.05
                                                       ===============   ==============  ===============   ===============

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

         On April 11, 2001, Royalty Carpet Mills, Inc. ("Royalty") filed a complaint against Inteliant for breach of contract for services to be provided by Inteliant and for professional negligence in the state of California (the "Complaint"). The Complaint requested unspecified damages, consequential damages, and attorneys' fees and costs. Royalty sought damages of approximately $1.9 million. Royalty subsequently raised its demand to $3.0 million. Inteliant denied the allegations set forth in the Complaint and filed various counterclaims against Royalty.

         Subsequent to June 30, 2002, the parties negotiated a settlement agreement regarding the litigation related to the Complaint as well as all other claims or potential claims, whether known or unknown. Neither party admitted any fault or wrongdoing. Under the terms of the settlement agreement, Inteliant has paid into an escrow account $500,000 and Inteliant's insurance carrier will pay Royalty an additional $600,000, for a total settlement of $1.1 million. Inteliant's insurance carrier will also pay Inteliant's defense costs, including attorneys' fees. Also in connection with the settlement, Inteliant waived all coverage claims against its insurance carrier. The settlement is scheduled to close on August 16, 2002 and the Company does not anticipate that there will be any impediment to closing.

         The parties have submitted a joint motion to dismiss the Complaint and related litigation with prejudice. The matter will be dismissed upon the court's signing and entry of the order of dismissal.

         There is no other pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.

Note 7.  Credit Facility and Notes Payable

         On April 15, 2002, the Company entered into a Fifth Amendment to Amended and Restated Credit Agreement and Waiver (the "Fifth Credit Amendment") with its lenders to extend the Company's line of credit. Pursuant to the Fifth Credit Amendment, the Company's line of credit was reduced from $18.0 million to $16.0 million, $6.0 million of which is available for borrowing in cash, reduced as provided below, with a maturity date of September 1, 2003, and $10.0 million of which is available under letters of credit to be issued solely as required by the Company's workers' compensation insurance providers, with a maturity date of January 1, 2004. The Fifth Credit Amendment provides for borrowings at the prime rate (4.75% as of June 30, 2002) plus 3.0 percentage points through and including June 30, 2003, after which time borrowings under the facility will be charged an interest rate equal to the then-current prime rate plus 3.5 percentage points. The Company paid its lenders approximately $78,000 upon execution of the Fifth Credit Amendment and a supplemental fee of $250,000 will be due on September 1, 2003, unless all amounts outstanding under the revolving credit facility are paid in full and the facility is terminated on or before such date. In addition, the Company paid $313,000 of the outstanding borrowings under the revolving credit facility upon execution of the Fifth Credit Amendment. The Company will pay an additional $470,000 and $559,000 of the outstanding borrowings under the revolving credit facility on September 15, 2002 and December 15, 2002, respectively. Such payments will permanently reduce the line of credit available to the Company for borrowing in cash to less than the $6.0 million stated above. In addition, certain financial covenants of the Company have been modified. As of August 6, 2002, the Company had outstanding borrowings under the revolving credit facility of approximately $1.7 million and availability of approximately $4.4 million.

         Also on April 15, 2002, the Company entered into an Amendment No. 3 to Note Purchase Agreement ("Amendment No. 3") with its noteholders. The Company's noteholders consented to the Company entering into the Fifth Credit Amendment described above. Pursuant to Amendment No. 3, the Company's Series A Notes bear

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


interest at the rate of 9.22% per annum beginning as of April 1, 2002 through, but excluding, June 30, 2003, and at the rate of 9.72% per annum from June 30, 2003 until the Series A Notes become due and payable. The Company's Series B Notes bear interest at the rate of 9.45% per annum beginning as of April 1, 2002 through, but excluding, June 30, 2003, and at the rate of 9.95% per annum from June 30, 2003 until the Series B Notes become due and payable.

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

         Amendment No. 3 also provides for optional or mandatory prepayments, as the case may be, upon the occurrence of certain events including, but not limited to, a change of control, transfer of property or issuance of equity securities of the Company. In addition, Amendment No. 3 provides that the Company pay to its lenders and its noteholders a portion of any federal, state or local tax refund or repayment, which amount shall be distributed pursuant to the Amended and Restated Intercreditor Agreement dated as of April 15, 2002 among the Collateral Agent, the Company's lenders and the Company's noteholders. Any such prepayments paid to the Company's lenders also will be treated as a permanent reduction in the line of credit available to the Company for borrowing in cash under the revolving credit facility. As of June 30, 2002, as a result of income tax refunds received and accounts receivable collected from disposed operations, the Company had paid approximately $2.8 million to its noteholders. In addition, approximately $1.6 million was paid to its lenders, resulting in a permanent reduction in its borrowings available under the line of credit. The adjusted amount available for the Company under its line of credit is approximately $4.4 million.

         As consideration for their approval of Amendment No. 3, the Company paid an amendment fee to its noteholders of $145,475, as well as fees and expenses of the noteholders' special counsel. In addition, the Company paid to each noteholder accrued but unpaid interest on such holder's notes for the period beginning March 1, 2002 through and including June 30, 2002. Also pursuant to Amendment No. 3, the Company is required to pay on September 1, 2003 a supplemental note fee of $250,000, which amount will be waived if the Company has paid all amounts due and outstanding under the note purchase agreements prior to such date. Also, certain financial covenants of the Company were modified. In the event the Company fails to comply with such covenants as modified, Amendment No. 3 provides that the noteholders may, at their discretion and at the expense of the Company, retain a financial advisor to review and advise the noteholders and the Company upon the financial status of the Company. The security agreement dated as of July 30, 2001 remains in place pursuant to Amendment No. 3.

Note 8.  Restructuring Charges

         For the period ended June 30, 2002, the Company continued streamlining its corporate structure by consolidating or closing branch offices in under-performing markets. During the 13- and 26-week periods ended June 30, 2002, the Company recorded a restructuring charge of approximately $264,000 and $609,000, respectively, primarily related to a change in the estimate of future lease obligations and severance costs associated with the elimination of a senior executive position, in accordance with the Company's previously determined restructuring plan. The Company is endeavoring to reduce potential future lease payments by subleasing the abandoned facilities or negotiating discounted buyouts of the lease contracts. Consequently, the Company's estimates may change based on its ability to effectively reduce such future lease

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


payments. At June 30, 2002, the remaining accrued restructuring charges totaled approximately $667,000 and are recorded in the balance sheet as an accrued liability. The activity impacting the accrual for restructuring charges is summarized in the table below (in thousands):

                                      December 30,
                                          2001                Charges to                               June 30, 2002
                                                              Operations        Charges Utilized
                                     -----------------------------------------------------------------------------------
   Contractual lease obligations         $       561          $        441         $      (351)         $       651
   Reductions in workforce                        --                   239                (239)                  --
   Other costs                                    --                    35                 (19)                  16
                                     -----------------------------------------------------------------------------------
   Total                                 $       561          $        715(1)      $      (609)         $       667
                                     ===================================================================================

(1) Approximately $106,000 of charges incurred to accrue for leases on closed Truex offices has been presented in discontinued operations.

         As noted previously, the Company has subleased some of the facilities for which it is contractually obligated, and in such instances has reduced the amount of the liability carried on the Company's books by the anticipated sublease payments from such properties. However, as noted in Note 4. "Discontinued Operations," if the sublesee defaults on its lease obligations, the Company is liable for any lease payments outstanding. The following table presents the Company's future lease obligations on facilities for which it has entered into sublease agreements and the sublease payments the Company expects to receive on such facilities (in thousands):

                       Fiscal Year        Estimated      Expected sublease
                         Ending       lease obligation       payments        Net liability
                     -----------------------------------------------------------------------
                     2002                 $        384       $        310      $       74
                     2003                          731                608             123
                     2004                          328                209             119
                     2005                          219                128              91
                     2006                           80                 60              20
                     Beyond                         13                 10               3
                                      ------------------------------------------------------
                                          $      1,755       $      1,325      $      430
                                      ------------------------------------------------------

Note 9.  Income Taxes

         On March 9, 2002, the Job Creation and Work Assistance Act of 2002 (the "2002 Job Act"), which includes certain provisions that provide favorable tax treatment for the Company, was signed into law. Among such provisions is the extension of the net operating loss carryback period from two years to five years for net operating losses arising in tax years ending in 2001 and 2002. These provisions also allow companies to use the net operating loss carrybacks and carryforwards to offset 100% of alternative minimum taxable income. In accordance with SFAS No. 109, "Accounting for Income Taxes," the effect of the change in the law was accounted for in the first quarter of fiscal 2002, the period in which the law became effective. In accordance with the provisions of the 2002 Job Act, the Company recognized a tax benefit of approximately $7.9 million related to expected loss carrybacks.

         During the 13-week period ended June 30, 2002, the Company filed its income tax return and received approximately $4.3 million in income tax refunds. The Company expects that, as a result of the completion of the sale of its IT and Truex operations, it will generate a taxable loss for fiscal 2002, a portion of which will be available for carryback against its 1997 tax year. As a result, the Company anticipates receiving in fiscal year 2003 an additional $3.9 million in income tax receivable (including approximately $200,000 in state refunds) related to the carryback of the Company's net operating loss to 1997.

         The Company has recorded a tax valuation allowance for its entire net deferred income tax assets of approximately $31.3 million. The valuation allowance was recorded given the losses incurred by the Company and the Company's belief that it is more likely than not that the Company will be unable to recover the net deferred tax assets.

Note 10.  Recent Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," ("EITF 94-3") SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of this statement on the Company's future business, results of operations, financial position, or liquidity.

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

Recent Developments

         On July 24, 2002, the Company received notification from Nasdaq that the Company is not in compliance with the minimum closing bid price listing requirement and that its common stock is, therefore, subject to delisting from The Nasdaq National Market (the "NNM") as of August 1, 2002. As a result, the Company has applied to transfer its securities to The Nasdaq SmallCap Market ("SmallCap Market"). The delisting proceedings referred to in the July 24, 2002 notification will be stayed pending Nasdaq's review of the transfer application. In order for the transfer to be approved by Nasdaq, the Company must satisfy the continued inclusion requirements for the SmallCap Market, other than the minimum bid price requirement. If the transfer application is approved, the Company will have until October 21, 2002 to comply with the minimum bid price requirement, which requires the Company to maintain a $1.00 minimum bid price for 10 consecutive trading days. If the Company meets the more stringent initial listing requirements for the SmallCap Market, other than the minimum bid price, it may be eligible for an additional 180-day grace period beyond October 21, 2002 in order to comply with such minimum bid price requirement.

         If during any SmallCap Market grace period the closing bid price of the Company's stock is $1.00 per share or more for 30 consecutive trading days, then the Company will have regained compliance with Nasdaq's minimum bid price requirement and may be eligible to transfer its common stock back to the NNM, provided all other requirements for continued listing on that market are met. If the Company's transfer application is not approved or if the Company fails to meet all listing requirements at the completion of all applicable grace periods, its securities would be subject to Nasdaq delisting proceedings, pending an appeals process. In the event the common stock is delisted, the Company's securities may be quoted in the over-the-counter market on either Nasdaq's OTC Bulletin Board or the "Pink Sheets." The Company would then be subject to an SEC rule regarding "penny stocks," under which broker-dealers who sell relevant securities to persons who are not established customers or accredited investors must make specified suitability determinations and must receive the purchaser's written consent to the transaction prior to the sale. Delisting could make trading shares of the Company's common stock difficult, potentially leading to a further decline in the stock price. In addition, investors may find it difficult to sell the Company's common stock or to obtain accurate quotations of the share price of the common stock. .

         Effective December 31, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives, such as non-compete agreements, will continue to be amortized over their useful lives. Pursuant to the conditions set forth in SFAS No. 142, the Company recorded an impairment loss of approximately $16.1 million as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2002.

Discontinued Operations

         In fiscal 2000, the Company disposed of all of its assets related to its IT consulting business. Subsequent to June 30, 2002, the Company settled an outstanding claim, as noted in Note 6. "Legal Matters," related to the disposed IT consulting business. In connection with the resolution of the matter, the Company recorded an additional charge of approximately $292,000 to discontinued operations during the 13-week period ended June 30, 2002. Additionally, as part of the sale of the IT consulting business, the Company assigned certain lease agreements to the acquiring company, with the respective landlords reserving their rights against the Company in the event of default by the assignee. Subsequent to the sale of the IT consulting business, the acquiring company ceased operations in some areas and defaulted on some of their assumed lease agreements; the Company believes that its claims against the assignee are of no value, as the assignee is believed to be insolvent. Consequently, during the 13-week period ended June 30, 2002, the Company recorded an additional $215,000 charge to discontinued operations for accrued lease payments with respect to the properties abandoned by the purchaser of the IT consulting business.

          In November 2001, the Company resolved to sell or abandon the assets of its IT staffing business, which represented the remaining assets and business of Inteliant. During the 26-week period ended June 30, 2002, the Company consummated the following transactions in relation to its discontinued IT businesses:

o On February 25, 2002, the Company entered into an asset purchase agreement with Abacab Software, Inc. ("Abacab"), pursuant to which the Company sold certain assets of Inteliant's northern California operations for contingent payments not to exceed $600,000 in the aggregate over three years following the closing date of the transaction, based on the gross profit of the business acquired by Abacab. Abacab also assumed liabilities of approximately $40,000. The Company retained accounts receivable of approximately $1.1 million, of which approximately $236,000 was outstanding as of June 30, 2002. The Company originally acquired a portion of the assets sold in the transaction from Abacab. The principal of Abacab was engaged by the Company as an independent consultant and was managing the Company's northern California operations at the time of the closing of the transaction. The Company believes that the terms of the transaction were no less favorable than it would have received from an unrelated third party.

o Effective March 11, 2002, the Company settled a dispute with NeoSoft, Inc. ("NeoSoft"), whose assets had been acquired by Inteliant in July 1998. During fiscal 2001, Neosoft and its principal had alleged that the Company owed more than the final earnout payment paid by the Company pursuant to the purchase agreement with Neosoft. Pursuant to the terms of the settlement, the Company paid NeoSoft $550,000 and transferred the NeoSoft operations back to NeoSoft. In return, the Company retained all of the accounts receivable and unbilled revenue of approximately $639,000, of which approximately $68,000 was outstanding as of June 30, 2002; however, the Company will pay NeoSoft 15% of all accounts receivable collected as consideration for NeoSoft's assistance in collecting the receivables. Additionally, NeoSoft assumed approximately $53,000 in accrued paid time off liability and assumed all operating leases. Furthermore, the parties released all claims including, without limitation, any claims arising under the original asset purchase agreement and under the principal's original employment agreement. The principal of Neosoft was employed by the Company at the time of the closing of the transaction and was managing the Company's Neosoft operations. The Company believes that the terms of the transaction were no less favorable than it would have received from an unrelated third party.

o Effective May 6, 2002, the Company sold certain assets related to the Kansas City, Missouri and Denver, Colorado ("Central States") operations of Inteliant for contingent payments not to exceed $1,000,000 in the aggregate over three years following the closing date of the transaction, based on the gross profit of the business acquired by the buyer. The buyer also assumed liabilities of approximately $40,000. Additionally, the Company retained accounts receivable of approximately $500,000, of which approximately $148,000 was outstanding as of June 30, 2002. The buyer was employed by the Company as the manager of the Central States operations at the time of the closing of the transaction. The Company believes that the terms of the transaction were no less favorable than it would have received from an unrelated third party.

         In addition, during fiscal 2001, the Company formalized a plan to sell its wholly owned subsidiary, ServCom Staff Management, Inc. ("ServCom"), a professional employee organization. On December 31, 2001, the Company sold substantially all of the assets of this business to an unrelated entity. The Company retained accounts receivable of approximately $480,000, of which approximately $142,000 was outstanding as of June 30, 2002. The terms of the transaction were immaterial to the financial results of the Company.

         As a result of a number of factors primarily related to the extended economic downturn in the San Francisco area beginning in late fiscal 2000, the Company has been forced to make a number of changes, including reducing the number of employees as well as closing a number of offices, in order to try to maintain profitability of its Truex division. During the 13-week period ended June 30, 2002, due to continued declining revenues, the Company determined to sell its Truex division. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reclassified assets of its Truex operations, including trademarks and trade names and an allocated portion of goodwill, as assets held for sale. Likewise, SFAS No. 144 requires the carrying amount of assets reclassified as held for sale to be reduced to the estimated fair value less selling cost. The Company estimated that the Truex assets had no fair value and consequently took a charge of approximately $40,000 for the write-off of property and equipment; additionally, the Company wrote off the remaining value of trademarks and trade names associated with Truex of approximately $383,000, and wrote off goodwill of approximately $286,000, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Subsequent to June 30, 2002, the Company entered into an agreement pursuant to which the Company sold certain assets of the Truex division's operations for contingent payments not to exceed $300,000 in the aggregate over one year following the closing date of the transaction, based on the gross profit of the business acquired.

Results of Continuing Operations

         The following table sets forth, for the periods indicated, the percentage relationship to service revenues of selected income statement items for the Company on a consolidated basis:

                                                              13 Weeks Ended                      26 Weeks Ended
                                                    ========================================================================
                                                      June 30, 2002     July 1, 2001      June 30, 2002      July 1, 2001
                                                    ------------------------------------------------------------------------
  Service revenues                                           100.0%            100.0%            100.0%            100.0%
  Direct cost of services                                     80.0              78.0              80.3              78.3
                                                    ------------------------------------------------------------------------
  Gross profit                                                20.0              22.0              19.7              21.7
                                                    ------------------------------------------------------------------------
  Operating expenses:
    Selling, general and administrative expenses              17.1              16.8              17.9              17.7
    Restructuring charges                                      0.6               1.3               0.7               0.8
    Depreciation and amortization                              0.8               1.8               1.0               1.7
                                                    ------------------------------------------------------------------------
      Total operating expenses                                18.5              19.9              19.6              20.2
                                                    ------------------------------------------------------------------------
  Income from operations                                       1.5%              2.1%              0.1%              1.5%
                                                    =========================================================================

         Service Revenues: Service revenues for the 13-week period ended June 30, 2002 were $46.3 million, a decrease of $7.0 million, or 13.2%, compared to revenues of $53.3 million for the 13-week period ended July 1, 2001. Service revenues for the 26-week period ended June 30, 2002 decreased approximately $17.1 million, or 16.2%, to $88.2 million, compared to service revenues of $105.3 million for the 26-week period ended July 1, 2002. The decrease for both the 13- and 26-week periods ended June 30, 2002, compared to the comparable periods of the prior year, was due primarily to reduced demand for temporary services as a result of the broad downturn in the economy. The Company also has experienced a significant decrease in permanent placement revenues.

         Gross Profit: The Company defines gross profit as service revenues less the cost of providing services, which includes: wages and permanent placement commissions, employer payroll taxes (FICA, unemployment and other general payroll taxes), workers' compensation costs related to staffing employees and permanent placement counselors and other temporary payroll benefits; costs related to independent contractors utilized by the Company; and other direct costs. Gross profit for the 13-week periods ended June 30, 2002 and July 1, 2001 was $9.2 million and $11.7 million, respectively, a decrease of $2.5 million, or 21.2%. For the 13-week periods ended June 30, 2002 and July 1, 2001, gross profit margin was 20.0% and 22.0%, respectively. Gross profit for the 26-week periods ended June 30, 2002 and July 1, 2001 was $17.4 million and $22.9 million, respectively, a decrease of $5.5 million, or 24.0%. For the 26-week periods ended June 30, 2002 and July 1, 2001, gross profit margin was 19.7% and 21.7%, respectively. The margin declines for both the 13- and 26-week periods ended June 30, 2002, compared to the comparable periods of the prior year were primarily the result of increased pricing competition for staffing services, higher workers' compensation insurance costs and a reduction in the higher margin permanent placement business. The Company has renewed its workers' compensation insurance for fiscal 2002. As part of the renewal, the Company is required to pay higher premium costs. The Company believes that some of the increase in costs will be passed through as price increases to its customers. However, given the competitive nature of the staffing industry, the Company is unsure whether it will be successful in passing through all cost increases. Accordingly, the Company believes that its gross margin could be negatively impacted throughout fiscal 2002.

         Operating Expenses: Operating expenses include, among other things, staff employee compensation, rent, depreciation, intangibles amortization and advertising. Total operating expenses as a percentage of service revenues declined to 18.5% for the 13-week period ended June 30, 2002, compared to 19.9% for the 13-week period ended July 1, 2001, due primarily to a reduction in recognized intangible amortization related to adoption of SFAS No. 142 and a reduction in restructuring costs incurred by the Company. Total operating expenses as a percentage of service revenues declined to 19.6% for the 26-week period ended June 30, 2002 compared to 20.2% for the 26-week period ended July 1, 2001. The reduction was due primarily to a reduction in recognized intangible amortization related to adoption of SFAS No. 142, and a reduction in restructuring costs incurred by the Company.

         Selling, general and administrative expenses, as a percentage of service revenues, for the 13-week period ended June 30, 2002 were approximately 17.1%, compared to 16.8% for the 13-week period ended July 1, 2001. The increase as a percentage of service revenues was due primarily to the Company's revenues declining more rapidly than the corresponding reduction in selling, general and administrative expenses. For the 26-week period ended June 30, 2002, selling, general and administrative expenses, as a percentage of service revenues, was approximately 17.9%, compared to 17.7% for the 26-week period ended July 1, 2001. The increase was due primarily to the Company's services revenues declining more rapidly than the corresponding decrease in selling, general and administrative expenses.

         Restructuring charges for the 13-week period ended June 30, 2002 added approximately 0.6% in additional operating expenses, compared to 1.3% for the 13-week period ended July 1, 2001. The restructuring charges were primarily the result of an adjustment to the Company's estimate of future lease costs associated with closed branch offices, as well as severance charges related to the elimination of a senior executive position, in accordance with the Company's previously determined restructuring plan. For the 26-week period ended June 30, 2002, restructuring charges added approximately 0.7% to operating expenses compared to 0.8% for the 26-week period ended July 1, 2001. The Company is endeavoring to reduce potential future lease payments by subleasing the closed facilities or negotiating discounted buyouts of the lease contracts. Consequently, the Company's estimates may change based on its ability to effectively reduce such future lease payments.

         As noted previously, the Company has subleased some of the facilities for which it is contractually obligated, and in such instances has reduced the amount of the liability carried on the Company's books by the anticipated sublease payments from such properties. However, as noted in the Company's discussion of discontinued operations, if the sublessee defaults on its lease obligations the Company is liable for any remaining lease payments, which could have a negative impact on the Company's future profitability. Currently, the Company has entered into sublease agreements with respect to eight facilities, representing a total future lease liability of approximately $1.8 million. Such agreements represent approximately $1.3 million in sublease income to the Company. The Company does not currently anticipate that any of the current sublease holders will default on their obligations.

          Income from Operations: Income from operations for the 13-week period ended June 30, 2002 was approximately $700,000, compared to income from operations for the 13-week period ended July 1, 2001 of approximately $1.1 million, a decrease of approximately $400,000. Operating margin was 1.5%, compared to 2.1% for the comparable period of the prior year. For the 26-week periods ended June 30, 2002 and July 1, 2001, income from operations was approximately $100,000 and $1.6 million, respectively. Operating margin was approximately 0.1% and 1.5% for the same periods, respectively. The decrease in operating margin was due largely to the decrease in gross profit.

         Income Taxes: During the 13-week period ended June 30, 2002, the Company received approximately $4.4 million in income tax refunds. The Company anticipates receiving an additional $3.8 million in federal and state income tax refunds in fiscal 2003 with respect to the 2002 fiscal year. The refunds are primarily a result of the Company's recognition, during the first quarter of fiscal 2002, of a tax benefit of approximately $7.9 million, due primarily to the enactment of the Job Creation and Work Assistance Act of 2002 (the "2002 Job Act"), which was signed into law on March 9, 2002. The 2002 Job Act contains certain provisions that provide favorable tax treatment for the Company. Among such provisions is the extension of the net operating loss carryback period from two years to five years for net operating losses arising in tax years ending in 2001 and 2002. These provisions also allow companies to use the net operating loss carrybacks to offset 100 percent of alternative minimum taxable income. In accordance with SFAS No. 109, "Accounting for Income Taxes," the effect of the change in the law has been accounted for in the first quarter of fiscal 2002, the period in which the law became effective.

Liquidity and Capital Resources

         For the 26-week period ended June 30, 2002, net cash provided by operating activities was approximately $1.1 million, compared to net cash provided by operating activities of approximately $15.0 million for the 26-week period ended July 1, 2001. The change in operating cash flow was primarily a result of the net loss of the Company coupled with a net decrease in cash provided from certain working capital components, consisting primarily of collections on accounts receivable (primarily related to IT consulting) and collection of income tax receivables. Additionally, during the 26-week period ended June 30, 2002, the Company renewed its workers' compensation policy. Under the terms of this renewed policy, the Company is required to provide a letter of credit of $10.0 million plus $1.0 million in cash to collateralize future claims payments under the policy. The cash amount is carried at fair value and is restricted as to withdrawal. The restricted cash is held in the Company's name with a major financial institution.

         The Company's investing activities for the 26-week period ended June 30, 2002 used approximately $400,000, compared to $3.3 million for the 26-week period ended July 1, 2001. All investing activities for the 26-week period ended June 30, 2002 were used to purchase property and equipment. By comparison, the Company used approximately $800,000 to purchase property and equipment, approximately $100,000 for payments on acquisition earnouts and approximately $2.4 million for a working capital loan to the purchaser of certain assets of the Company during the 26-week period ended July 1, 2001.

         Net cash used by the Company's financing activities for the 26-week period ended June 30, 2002 was approximately $700,000, primarily due to payments to the Company's senior noteholders and on the Company's credit facility. Net cash used in the Company's financing activities for the comparable prior year period ended July 1, 2001 was approximately $4.3 million, attributable primarily to payments to the Company's senior noteholders and to payments on the Company's revolving credit facility.

         As of June 30, 2002 the Company had outstanding borrowings under its revolving credit facility, as amended, of approximately $2.8 million, with a maturity date of September 1, 2003. Additionally, the Company's outstanding borrowings on the senior notes, as amended, were approximately $25.6 million.

         On April 15, 2002, the Company entered into a Fifth Amendment to Amended and Restated Credit Agreement and Waiver (the "Fifth Credit Amendment") with its lenders to extend the Company's line of credit. Pursuant to the Fifth Credit Amendment, the Company's line of credit was reduced from $18.0 million to $16.0 million, $6.0 million of which is available for borrowing in cash, reduced as provided below, with a maturity date of September 1, 2003, and $10.0 million of which is available under letters of credit to be issued solely as required by the Company's workers' compensation insurance providers, with a maturity date of January 1, 2004. The Fifth Credit Amendment provides for borrowings at the prime rate (4.75% as of June 30, 2002) plus 3.0 percentage points through and including June 30, 2003, after which time borrowings under the facility will be charged an interest rate equal to the then-current prime rate plus 3.5 percentage points. The Company paid its lenders approximately $78,000 upon execution of the Fifth Credit Amendment and a supplemental fee of $250,000 will be due on September 1, 2003, unless all amounts outstanding under the revolving credit facility are paid in full and the facility is terminated on or before such date. In addition, the Company paid $313,000 of the outstanding borrowings under the revolving credit facility upon execution of the Fifth Credit Amendment. The Company will pay an additional $470,000 and $559,000 of the outstanding borrowings under the revolving credit facility on September 15, 2002 and December 15, 2002, respectively. Such payments will permanently reduce the line of credit available to the Company for borrowing in cash to less than the $6.0 million stated above. In addition, certain financial covenants of the Company have been modified. As of August 6, 2002, the Company had outstanding borrowings under the revolving credit facility of approximately $1.7 million and availability of approximately $4.4 million.

         Also on April 15, 2002, the Company entered into an Amendment No. 3 to Note Purchase Agreement ("Amendment No. 3") with its noteholders. The Company's noteholders consented to the Company entering into the Fifth Credit Amendment described above. Pursuant to Amendment No. 3, the Company's Series A Notes bear interest at the rate of 9.22% per annum beginning as of April 1, 2002 through, but excluding, June 30, 2003, and at the rate of 9.72% per annum from June 30, 2003 until the Series A Notes become due and payable. The Company's Series B Notes bear interest at the rate of 9.45% per annum beginning as of April 1, 2002 through, but excluding, June 30, 2003, and at the rate of 9.95% per annum from June 30, 2003 until the Series B Notes become due and payable.

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

         Amendment No. 3 also provides for optional or mandatory prepayments, as the case may be, upon the occurrence of certain events including, but not limited to, a change of control, transfer of property or issuance of equity securities of the Company. In addition, Amendment No. 3 provides that the Company pay to its lenders and the Noteholders any federal, state or local tax refund or repayment, which amount shall be distributed pursuant to the Amended and Restated Intercreditor Agreement dated as of April 15, 2002 among the Collateral Agent, its lenders and the noteholders. Any such prepayments paid to its lenders also will be treated as a permanent reduction in the line of credit available to the Company for borrowing in cash under the revolving credit facility. As of June 30, 2002, the Company had paid approximately $2.8 million to its Noteholders as a result of income tax refunds received and accounts receivable collected from disposed operations. Additionally, the Company has paid to its Lenders approximately $1.6 million as a permanent reduction in its borrowings available under its line of credit. The adjusted amount available for the Company under its line of credit is approximately $4.4 million.

         As consideration for their approval of Amendment No. 3, the Company paid an amendment fee to its noteholders of $145,475, as well as fees and expenses of the noteholders' special counsel. In addition, the Company paid to each noteholder accrued but unpaid interest on such holder's notes for the period beginning March 1, 2002 through and including June 30, 2002. Also pursuant to Amendment No. 3, the Company is required to pay on September 1, 2003 a supplemental note fee of $250,000, which amount will be waived if the Company has paid all amounts due and outstanding under the note purchase agreements prior to such date. Also, certain financial covenants of the Company were modified. In the event the Company fails to comply with such covenants as modified, Amendment No. 3 provides that the noteholders may, at their discretion and at the expense of the Company, retain a financial advisor to review and advise the noteholders and the Company upon the financial status of the Company. The security agreement dated as of July 30, 2001 remains in place pursuant to Amendment No. 3.

         For the period ended June 30, 2002, the Company continued streamlining its corporate structure and consolidating or closing branch offices in under-performing markets. During the 13-week period ended June 30, 2002, the Company recorded a restructuring charge of approximately $264,000, primarily related to a change in the estimate of future lease payment reserves and severance costs related to the elimination of a senior executive position, in accordance with the Company's previously determined restructuring plan. The Company is endeavoring to reduce potential future lease payments by subleasing the abandoned facilities or negotiating discounted buyouts of the lease contracts. Consequently, the Company's estimates may change based on its ability to effectively reduce such future lease payments. At June 30, 2002, the remaining accrued restructuring charges totaled approximately $667,000, and are recorded in the balance sheet as an accrued liability. Also as noted in Item 1. Legal Proceedings, the Company negotiated a settlement of an outstanding claim against its subsidiary, Inteliant. As a result of the negotiated settlement, Inteliant has paid $500,000 to an escrow account.

         Restructuring costs in the future are not expected to have a material impact on the liquidity or capital resources of the Company.

Seasonality

         The Company's business follows the seasonal trends of its customers' businesses. Historically, the Company's business has experienced lower revenues in the first quarter with revenues accelerating during the second and third quarters and then slowing again during the fourth quarter.

Forward-looking Statements

         Statements contained in this report that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Forward-looking statements contained in this report include statements regarding the Company's opportunities, existing and proposed service offerings, market opportunities, expectations, goals, revenues, financial performance, strategies and intentions for the future and are indicated by the use of words such as "believe," "expect," "intend," "anticipate," "likely," "plan" and other words of similar meaning. All forward-looking statements included in this report are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Readers are cautioned that all forward-looking statements involve risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those anticipated in such statements, including but not limited to the Company's ability to attract and retain staff, temporary and other employees needed to implement the Company's business plan and to meet customer needs; failure of the

Company to secure adequate finances to continue to fund its current operations; and the successful hiring, training and retention of qualified field management. Future results also could be affected by other factors associated with the operation of the Company's business, including: economic fluctuations; existing and emerging competition; changes in demands for the Company's services; the Company's ability to maintain profit margins in the face of pricing pressures; and the unanticipated results of future or pending litigation. Risk factors, cautionary statements and other conditions, including economic, competitive, governmental and technology factors that could cause actual results to differ from the Company's current expectations, are discussed in the Company's Annual Report on Form 10-K.

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

Revolving Credit Facility: The Company's revolving credit facility bears interest at the prime rate plus 3.0%; at June 30, 2002, such prime rate was 4.75%. For the period ended June 30, 2002, the Company had approximately $2.8 million in advances outstanding under the revolving credit facility.

Senior Notes: For the period ended June 30, 2002, the Company's outstanding borrowings on the senior notes were $25.6 million, with a weighted average fixed interest rate of 9.42%. As stated above, any changes in the fair value of the senior notes generally will not have a significant impact on the Company unless the Company is required to refinance the senior notes. The fair value of the Company's senior notes is estimated by discounting expected cash flows at the prime rate, 4.75% at June 30, 2002, plus 3.0%. Using such discount rate over the expected maturities of the senior notes, the Company calculates that the estimated fair value of the obligations on the senior notes, using a discount rate of 7.75% over the expected maturities of the obligations, is approximately $26.7 million. If the discount rate were to increase by 10% to 8.5%, the estimated fair value of the obligation on the unsecured notes would be approximately $26.3 million. If the discount rate were to decrease by 10% to 7.0%, the estimated fair value of the obligation on the unsecured notes would be approximately $27.1 million.

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

         On April 11, 2001, Royalty Carpet Mills, Inc. ("Royalty") filed a complaint against Inteliant for breach of contract for services to be provided by Inteliant and for professional negligence in the state of California (the "Complaint"). The Complaint requested unspecified damages, consequential damages, and attorneys' fees and costs. Royalty sought damages of approximately $1.9 million. Royalty subsequently raised its demand to $3.0 million. Inteliant denied the allegations set forth in the Complaint and filed various counterclaims against Royalty.

         Subsequent to June 30, 2002, the parties negotiated a settlement agreement regarding the litigation related to the Complaint as well as all other claims or potential claims, whether known or unknown. Neither party admitted any fault or wrongdoing. Under the terms of the settlement agreement, Inteliant has paid into an escrow account $500,000 and Inteliant's insurance carrier will pay Royalty an additional $600,000, for a total settlement of $1.1 million. Inteliant's insurance carrier will also pay Inteliant's defense costs, including attorneys' fees. Also in connection with the settlement, Inteliant waived all coverage claims against its insurance carrier. The settlement is scheduled to close on August 16, 2002 and the Company does not anticipate that there will be any impediment to closing.

         There is no other pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         On May 16, 2002, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company elected two directors of the Company, Stanley R. deWaal and Randolf K. Rolf, each of whom was elected to serve until the 2005 annual meeting of the Company's shareholders. With respect to the election of directors, there were 11,332,494 votes cast in favor of the election of Mr. deWaal and 11,332,294 votes cast in favor of the election of Mr. Rolf.

         In addition to the election of Messrs. deWaal and Rolf, JoAnn W. Wagner, Jack A. Henry and Brad L. Stewart continue to serve as directors of the Company, with terms expiring at the Company's 2004 annual meeting of shareholders, and Thomas K. Sansom continues to serve as a director of the Company until his term expires at the Company's 2003 annual meeting of the Company's shareholders.

Item 6. Exhibits and Reports on Form 8-K.

a)       None.

b) Current Report on Form 8-K dated June 7, 2002, Changes in Registrant's Certifying Accountant.

c)       Exhibits:


 Exhibit No.                                       Incorporated by      Filed
                        Exhibit                     Reference          Herewith
-------------------------------------------------------------------------------
99.1   Certification of Chief Executive Officer                          (1)
99.2   Certification of Chief Financial Officer                          (1)

(1)     Filed herewith and attached to this Report following page 25 hereof.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SOS STAFFING SERVICES, INC.

         Dated: August 12, 2002              /s/ JoAnn W. Wagner
                                             -----------------------------
                                                 JoAnn W. Wagner
                                                 Chairman, President and
                                                 Chief Executive Officer

         Dated: August 12, 2002              /s/ Kevin Hardy
                                             -----------------------------
                                                 Kevin Hardy
                                                 Senior Vice President and
                                                 Chief Financial Officer