Form 10-Q/A
period 2002-06-30
SOS STAFFING SERVICES INC
filed 2002-08-14
CIK 945437

1

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A
                                    -----------

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

Note 2. Restricted Cash

         During the 26-week period ended June 30, 2002, the Company renewed its workers' compensation policy. Under the terms of this renewed policy, the Company is required to provide a letter of credit of $10.0 million plus $1.0 million in cash to collateralize future claims payments under the policy. The cash amount is carried at fair value and is restricted as to withdrawal until December 2002. The restricted cash is held in the Company's name with a major financial institution.

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

Note 4.  Discontinued Operations

         In fiscal 2000, the Company disposed of all of its assets related to its IT consulting business. Subsequent to June 30, 2002, the Company settled an outstanding claim, as noted in Note 6. Legal Matters, related to the disposed IT consulting business. In connection with the resolution of the matter, the Company recorded an additional charge of approximately $292,000 to discontinued operations during the 13-week period ended June 30, 2002. Additionally, as part of the sale of the IT consulting business, the Company assigned certain lease agreements to the acquiring company, with the respective landlords reserving their rights against the Company in the event of default by the assignee. Subsequent to the sale of the IT consulting business, the acquiring company ceased operations in some areas and defaulted on some of the assumed lease agreements; the Company believes that its claims against the assignee are of no value, as the assignee is believed to be insolvent. Consequently, during the 13-week period ended June 30, 2002, the Company recorded an additional $215,000 charge to discontinued operations for accrued lease payments with respect to the properties abandoned by the purchaser of the IT consulting business.

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

         As a result of a number of factors primarily related to the extended economic downturn in the San Francisco area beginning in late fiscal 2000, the Company has been forced to make a number of changes in its Truex division, including reducing the number of employees and closing a number of offices, in order to try to maintain the division's profitability. During the 13-week period ended June 30, 2002, due to continued declining revenues, the Company determined to sell its Truex division. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reclassified assets of its Truex operations, including trademarks and trade names and an allocated portion of goodwill, as assets held for sale. Likewise, SFAS No. 144 requires the carrying amount of assets reclassified as held for sale to be reduced to the estimated fair value less selling costs. The Company estimated that the Truex assets had no fair value and consequently recorded a charge of approximately $40,000 for the write-off of property and equipment; additionally, the Company wrote off the remaining value of trademarks and trade names associated with Truex of approximately $383,000 and wrote off goodwill of approximately $286,000. These charges are reflected in "operating and other expenses" in the table below. Subsequent to June 30, 2002, the Company entered into an agreement pursuant to which the Company transferred the Truex business and trade name to an unrelated entity for contingent payments not to exceed $300,000 in the aggregate over one year following the closing date of the transaction, based on the gross profit of the business acquired. Any contingent consideration will be recorded when received.

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
                                                            ============== =============   =============== ==============

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5.  Intangible Assets

         As of the beginning of fiscal 2002, the Company adopted the provisions SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require that such assets be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, and written down to fair value. In order to assess the fair value of its goodwill and indefinite-lived intangible assets as of the adoption date, the Company engaged an independent valuation firm to assist in determining the fair value. The valuation process appraised the Company's assets and liabilities using a combination of present value and multiple of earnings valuation techniques. Based upon the results of the valuation, the Company wrote off $8.0 million of goodwill and $8.1 million in trademarks and trade names as a cumulative effect of the change in accounting principle.

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

         Subsequent to June 30, 2002, the parties negotiated a settlement agreement regarding the litigation related to the Complaint, which included the release of Inteliant and SOS and the respective affiliates from all claims or potential claims, whether known or unknown. Neither party admitted any fault or wrongdoing. Under the terms of the settlement agreement, Inteliant has paid into an escrow account $500,000 and Inteliant's insurance carrier will pay Royalty an additional $600,000, for a total settlement of $1.1 million. Inteliant's insurance carrier will also pay Inteliant's defense costs, including attorneys' fees. Also in connection with the settlement, Inteliant waived all coverage claims against its insurance carrier. The settlement is scheduled to close on August 16, 2002 and the Company does not anticipate that there will be any impediment to closing.

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

         As noted previously, the Company has subleased some of the facilities for which it is contractually obligated, and in such instances, has reduced the amount of the liability carried on the Company's books by the anticipated sublease payments from such properties. However, as noted in Note 4. "Discontinued Operations," if the sublesee defaults on its lease obligations, the Company is liable for any lease payments outstanding. The following table presents the Company's future lease obligations on facilities for which it has entered into sublease agreements and the sublease payments the Company expects to receive on such facilities (in thousands):

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

         During the 13-week period ended June 30, 2002, the Company filed its income tax return and received approximately $4.4 million in income tax refunds. The Company expects that, as a result of the completion of the sale of its IT and Truex operations, it will generate a taxable loss for fiscal 2002, a portion of which will be available for carryback against its 1997 tax year. As a result, the Company anticipates receiving in fiscal year 2003 an additional $3.9 million in income tax receivable (including approximately $200,000 in state refunds) related to the carryback of the Company's net operating loss to 1997.

         The Company has recorded a tax valuation allowance for its entire net deferred income tax assets of approximately $31.3 million. The valuation allowance was recorded given the losses incurred by the Company and the Company's belief that it is more likely than not that the Company will be unable to recover the net deferred tax assets.

Note 10.  Recent Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of this statement on the Company's future business, results of operations, financial position, and liquidity.

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

Recent Developments

         On July 24, 2002, the Company received notification from Nasdaq that the Company was not in compliance with the minimum closing bid price listing requirement and that its common stock was, therefore, subject to delisting from The Nasdaq National Market (the "NNM") as of August 1, 2002. As a result, the Company applied to transfer its securities to The Nasdaq SmallCap Market ("SmallCap Market"). The delisting proceedings referred to in the July 24, 2002 notification were stayed pending Nasdaq's review of the transfer application. On August 12, 2002, the Company received notification from NASDAQ that its application has been approved and that as of August 14, 2002, the Company's securities will trade on the SmallCap Market. The Company has until October 21, 2002 to comply with the minimum bid price requirement of the SmallCap Market, which requires the Company to maintain a $1.00 minimum bid price for 10 consecutive trading days. If the Company meets the more stringent initial listing requirements for the SmallCap Market, other than the minimum bid price, it may be eligible for an additional 180-day grace period beyond October 21, 2002 in order to comply with such minimum bid price requirement.

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

Discontinued Operations

         In fiscal 2000, the Company disposed of all of its assets related to its IT consulting business. Subsequent to June 30, 2002, the Company settled an outstanding claim, as noted in Note 6. Legal Matters, related to the disposed IT consulting business. In connection with the resolution of the matter, the Company recorded an additional charge of approximately $292,000 to discontinued operations during the 13-week period ended June 30, 2002. Additionally, as part of the sale of the IT consulting business, the Company assigned certain lease agreements to the acquiring company, with the respective landlords reserving their rights against the Company in the event of default by the assignee. Subsequent to the sale of the IT consulting business, the acquiring company ceased operations in some areas and defaulted on some of the assumed lease agreements; the Company believes that its claims against the assignee are of no value, as the assignee is believed to be insolvent. Consequently, during the 13-week period ended June 30, 2002, the Company recorded an additional $215,000 charge to discontinued operations for accrued lease payments with respect to the properties abandoned by the purchaser of the IT consulting business.

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

         As a result of a number of factors primarily related to the extended economic downturn in the San Francisco area beginning in late fiscal 2000, the Company has been forced to make a number of changes in its Truex division, including reducing the number of employees and closing a number of offices, in order to try to maintain the division's profitability. During the 13-week period ended June 30, 2002, due to continued declining revenues, the Company determined to sell its Truex division. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reclassified assets of its Truex operations, including trademarks and trade names and an allocated portion of goodwill, as assets held for sale. Likewise, SFAS No. 144 requires the carrying amount of assets reclassified as held for sale to be reduced to the estimated fair value less selling cost. The Company estimated that the Truex assets had no fair value and consequently took a charge of approximately $40,000 for the write-off of property and equipment; additionally, the Company wrote off the remaining value of trademarks and trade names associated with Truex of approximately $383,000, and wrote off goodwill of approximately $286,000, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Subsequent to June 30, 2002, the Company entered into an agreement pursuant to which the Company sold certain assets of the Truex division's operations for contingent payments not to exceed $300,000 in the aggregate over one year following the closing date of the transaction, based on the gross profit of the business acquired.

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

         Gross Profit: The Company defines gross profit as service revenues less the cost of providing services, which includes: wages and permanent placement commissions, employer payroll taxes (FICA, unemployment and other general payroll taxes), workers' compensation costs related to staffing employees and permanent placement counselors and other temporary payroll benefits; costs related to independent contractors utilized by the Company; and other direct costs. Gross profit for the 13-week periods ended June 30, 2002 and July 1, 2001 was $9.2 million and $11.7 million, respectively, a decrease of $2.5 million, or 21.2%. For the 13-week periods ended June 30, 2002 and July 1, 2001, gross profit margin was 20.0% and 22.0%, respectively. Gross profit for the 26-week periods ended June 30, 2002 and July 1, 2001 was $17.4 million and $22.9 million, respectively, a decrease of $5.5 million, or 24.0%. For the 26-week periods ended June 30, 2002 and July 1, 2001, gross profit margin was 19.7% and 21.7%, respectively. The margin declines for both the 13- and 26-week periods ended June 30, 2002, compared to the comparable periods of the prior year, were primarily the result of increased pricing competition for staffing services, higher workers' compensation insurance costs and a reduction in the higher margin permanent placement business. The Company has renewed its workers' compensation insurance for fiscal 2002. As part of the renewal, the Company is required to pay higher premium costs. The Company believes that some of the increase in costs will be passed through as price increases to its customers. However, given the competitive nature of the staffing industry, the Company is unsure whether it will be successful in passing through all cost increases. Accordingly, the Company believes that its gross margin could be negatively impacted throughout fiscal 2002.

         Operating Expenses: Operating expenses include, among other things, staff employee compensation, rent, depreciation, intangibles amortization and advertising. Total operating expenses as a percentage of service revenues declined to 18.5% for the 13-week period ended June 30, 2002, compared to 19.9% for the 13-week period ended July 1, 2001, due primarily to a reduction in recognized intangible amortization related to adoption of SFAS No. 142 and a reduction in restructuring costs incurred by the Company. Total operating expenses as a percentage of service revenues declined to 19.6% for the 26-week period ended June 30, 2002, compared to 20.2% for the 26-week period ended July
1, 2001. The reduction was due primarily to a reduction in recognized intangible amortization related to adoption of SFAS No. 142, and a reduction in restructuring costs incurred by the Company.

         Selling, general and administrative expenses, as a percentage of service revenues, for the 13-week period ended June 30, 2002 were approximately 17.1%, compared to 16.8% for the 13-week period ended July 1, 2001. The increase as a percentage of service revenues was due primarily to the Company's revenues declining more rapidly than the corresponding reduction in selling, general and administrative expenses. For the 26-week period ended June 30, 2002, selling, general and administrative expenses, as a percentage of service revenues, was approximately 17.9%, compared to 17.7% for the 26-week period ended July 1, 2001. The increase was due primarily to the Company's service revenues declining more rapidly than the corresponding decrease in selling, general and administrative expenses.

         Restructuring charges for the 13-week period ended June 30, 2002 added approximately 0.6% in additional operating expenses, compared to 1.3% for the 13-week period ended July 1, 2001. The restructuring charges were primarily the result of an adjustment to the Company's estimate of future lease costs associated with closed branch offices, as well as severance charges related to the elimination of a senior executive position, in accordance with the Company's previously determined restructuring plan. For the 26-week period ended June 30, 2002, restructuring charges added approximately 0.7% to operating expenses, compared to 0.8% for the 26-week period ended July 1, 2001. The Company is endeavoring to reduce potential future lease payments by subleasing the closed facilities or negotiating discounted buyouts of the lease contracts. Consequently, the Company's estimates may change based on its ability to effectively reduce such future lease payments.

         As noted previously, the Company has subleased some of the facilities for which it is contractually obligated, and in such instances has reduced the amount of the liability carried on the Company's books by the anticipated sublease payments from such properties. However, as noted in the Company's discussion of discontinued operations, if the sublessee defaults on its lease obligations the Company is liable for any remaining lease payments, which could have a negative impact on the Company's future profitability. Currently, the Company has entered into sublease agreements with respect to eight facilities, representing a total future lease liability of approximately $1.8 million. Such agreements represent approximately $1.3 million in sublease income to the Company. The Company currently does not anticipate that any of the current sublease holders will default on their obligations.

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

         Subsequent to June 30, 2002, the parties negotiated a settlement agreement regarding the litigation related to the Complaint, which included the release of Inteliant and SOS and the respective affiliates from all claims or potential claims, whether known or unknown. Neither party admitted any fault or wrongdoing. Under the terms of the settlement agreement, Inteliant has paid into an escrow account $500,000 and Inteliant's insurance carrier will pay Royalty an additional $600,000, for a total settlement of $1.1 million. Inteliant's insurance carrier will also pay Inteliant's defense costs, including attorneys' fees. Also in connection with the settlement, Inteliant waived all coverage claims against its insurance carrier. The settlement is scheduled to close on August 16, 2002 and the Company does not anticipate that there will be any impediment to closing.

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

                           SOS STAFFING SERVICES, INC.

         Dated: August 14, 2002              /s/ JoAnn W. Wagner
                                             -----------------------------
                                                 JoAnn W. Wagner
                                                 Chairman, President and
                                                 Chief Executive Officer

         Dated: August 14, 2002              /s/ Kevin Hardy
                                             -----------------------------
                                                 Kevin Hardy
                                                 Senior Vice President and
                                                 Chief Financial Officer