Form 10-Q
period 2002-09-29
SOS STAFFING SERVICES INC
filed 2002-11-13
CIK 945437

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to__________

                         Commission File Number 0-26094


                           SOS STAFFING SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Utah                                              87-0295503
----------------------------                            ------------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class of Common Stock                       Outstanding at November 4, 2002
    ---------------------                       -------------------------------
Common Stock, $0.01 par value                               12,691,398

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                   Item                                                    Page
                   ----                                                    ----
Item 1. Unaudited Financial Statements

         Condensed Consolidated Balance Sheets
                  As of September 29, 2002 and December 30, 2001             3

         Condensed Consolidated Statements of Operations
                  For the 13- and 39-week periods
                  ended September 29, 2002 and September 30, 2001            5

         Condensed Consolidated Statements of Cash Flows
                  For the 13- and 39-week periods
                  ended September 29, 2002 and September 30, 2001            6

         Notes to Condensed Consolidated Financial Statements                8

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   16

Item 3. Qualitative and Quantitative Disclosures About Market Risk          22

Item 4. Controls and Procedures                                             23



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   24

Item 4.  Submission of Matters to a Vote of Security Holders                24

Item 6. Exhibits and Reports on Form 8-K                                    24

Signatures                                                                  25

Certifications                                                              26

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                 (in thousands)

                                                               September 29, 2002     December 30, 2001
                                                               ------------------     -----------------
CURRENT ASSETS
      Cash and cash equivalents                                     $     18             $    879
      Restricted cash                                                  1,033                 --
      Accounts receivable, less allowances of
          $1,193 and $2,267, respectively                             18,639               21,995
      Income taxes receivable                                          3,856                  367
      Prepaid expenses and other                                       1,218                1,126
                                                                    --------             --------
          Total current assets                                        24,764               24,367
                                                                    --------             --------

PROPERTY AND EQUIPMENT, at cost
      Computer equipment                                               5,390                6,082
      Office equipment                                                 3,450                3,808
      Leasehold improvements and other                                 1,670                1,887
                                                                    --------             --------
                                                                      10,510               11,777
      Less accumulated depreciation and amortization                  (7,027)              (7,269)
                                                                    --------             --------
          Total property and equipment, net                            3,483                4,508
                                                                    --------             --------

OTHER ASSETS
      Intangible assets, net                                          31,215               48,060
      Deposits and other assets                                        1,762                1,808
                                                                    --------             --------
          Total other assets                                          32,977               49,868
                                                                    --------             --------

          Total assets                                              $ 61,224             $ 78,743
                                                                    --------             --------


                  The accompanying notes are an integral part
                   of these condensed consolidated statements


                                            SOS STAFFING SERVICES, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                                    (Unaudited)

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  (in thousands)

                                                                September 29, 2002    December 30, 2001
                                                                ------------------    -----------------
CURRENT LIABILITIES
      Current portion of notes payable                               $ 12,761             $  5,668
      Line of credit                                                    2,816                 --
      Accounts payable                                                    917                1,571
      Accrued payroll costs                                             1,894                3,492
      Current portion of workers' compensation reserve                  4,424                4,484
      Accrued liabilities                                               2,172                4,799
                                                                     --------             --------
          Total current liabilities                                    24,984               20,014
                                                                     --------             --------

LONG-TERM LIABILITIES
      Notes payable, less current portion                              11,807               23,427
      Workers' compensation reserve, less current portion               1,020                1,018
      Deferred compensation and other liabilities                         686                  743
                                                                     --------             --------
          Total long-term liabilities                                  13,513               25,188
                                                                     --------             --------

COMMITMENTS AND CONTINGENCIES
     (Notes 4, 6 and 7)

SHAREHOLDERS' EQUITY
      Common stock                                                        127                  127
      Additional paid-in capital                                       91,693               91,693
      Accumulated deficit                                             (69,093)             (58,279)
                                                                     --------             --------
          Total shareholders' equity                                   22,727               33,541
                                                                     --------             --------

          Total liabilities and shareholders' equity                 $ 61,224             $ 78,743
                                                                     --------             --------


                  The accompanying notes are an integral part
                   of these condensed consolidated statements


                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                       13 Weeks Ended                    39 Weeks Ended
                                                               -------------------------------- ----------------------------------
                                                               September 29,     September 30,      September 29,      September 30,
                                                                    2002             2001               2002              2001
                                                               -------------     ------------       -------------     ------------
SERVICE REVENUES                                                   $  48,849        $  57,785        $ 137,075        $ 163,115
DIRECT COST OF SERVICES                                               38,876           45,331          109,708          127,769
                                                                   ---------        ---------        ---------        ---------
     Gross profit                                                      9,973           12,454           27,367           35,346
                                                                   ---------        ---------        ---------        ---------

OPERATING EXPENSES:
Selling, general and administrative                                    8,095            9,819           23,922           28,452
Depreciation and amortization                                            420              920            1,255            2,702
Restructuring charges                                                   --                204              609            1,115
                                                                   ---------        ---------        ---------        ---------
     Total operating expenses                                          8,515           10,943           25,786           32,269
                                                                   ---------        ---------        ---------        ---------

INCOME FROM OPERATIONS                                                 1,458            1,511            1,581            3,077
                                                                   ---------        ---------        ---------        ---------

OTHER INCOME (EXPENSE):
Interest expense                                                        (743)            (839)          (2,532)          (2,387)
Other, net                                                                (7)              85               10              171
                                                                   ---------        ---------        ---------        ---------
     Total other expense, net                                           (750)            (754)          (2,522)          (2,216)
                                                                   ---------        ---------        ---------        ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
                                                                         708              757             (941)             861

INCOME TAX BENEFIT                                                      --                  5            7,927             --
                                                                   ---------        ---------        ---------        ---------

INCOME FROM CONTINUING OPERATIONS                                        708              762            6,986              861

LOSS FROM DISCONTINUED OPERATIONS (Note 4)                               (81)         (33,140)          (1,717)         (36,151)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (net of
   income tax of $0)                                                    --               --            (16,083)            --
                                                                   ---------        ---------        ---------        ---------

NET INCOME (LOSS)                                                  $     627        $ (32,378)        $ (10,814)      $ (35,290)
                                                                   ---------        ---------        ---------        ---------

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
     Income from continuing operations                             $    0.06        $    0.06        $    0.55        $    0.07
     Loss from discontinued operations                                 (0.01)           (2.61)           (0.13)           (2.85)
     Loss from cumulative effect of change in accounting
       principle                                                        --               --              (1.27)            --
                                                                   ---------        ---------        ---------        ---------
     Net income (loss)                                             $    0.05        $   (2.55)       $   (0.85)       $   (2.78)
                                                                   ---------        ---------        ---------        ---------

                  The accompanying notes are an integral part
                   of these condensed consolidated statements


                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                  39 Weeks Ended
                                                                  September 29, 2002        September 30, 2001
                                                                  ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $(10,814)               $(35,290)
     Adjustments to reconcile net loss
         to net cash provided by operating activities:
         Cumulative effect of change in accounting principle
                                                                          16,083                    --
         Depreciation and amortization                                     1,255                   2,702
         Loss from discontinued operations                                   730                  37,731
         Deferred income taxes                                              --                    (2,765)
         Loss on disposition of assets                                      --                        77
         Changes in operating assets and liabilities:
             Restricted cash                                              (1,033)                   --
             Accounts receivable, net                                      3,356                  16,124
             Prepaid expenses and other                                      (47)                    (69)
             Income taxes receivable                                      (3,489)                  7,963
             Deposits and other assets                                      --                      (110)
             Accounts payable                                               (654)                 (1,895)
             Accrued payroll costs                                        (1,597)                 (6,338)
             Workers' compensation reserve                                   (58)                   (517)
             Accrued liabilities                                          (2,684)                     73
                                                                        --------                --------
                Net cash provided by operating activities                  1,048                  17,686
                                                                        --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Issuance of notes receivable                                           --                    (2,421)
     Purchases of property and equipment                                    (208)                 (1,251)
     Proceeds from sale of property and equipment                             10                    --
     Payments of acquisition costs and earnouts                             --                    (2,218)
                                                                        --------                --------
                Net cash used in investing activities                       (198)                 (5,890)
                                                                        --------                --------


                  The accompanying notes are an integral part
                   of these condensed consolidated statements



                                         SOS STAFFING SERVICES, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                 (Unaudited)
                                                (in thousands)



                                                                             39 Weeks Ended
                                                               September 29, 2002      September 30, 2001
                                                               ------------------      ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                       $ 13,456                $ 26,992
     Principal payments on borrowings                                (15,167)                (38,020)
                                                                    --------                --------
                Net cash used in financing activities                 (1,711)                (11,028)
                                                                    --------                --------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                                 (861)                    768

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                   879                   1,185
                                                                    --------                --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                    $     18                $  1,953
                                                                    --------                --------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest                                                        $  3,011                $  3,199
    Income taxes                                                      (4,437)                 (7,690)



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

         In order to conform to the current period presentation, certain reclassifications have been made to the prior period financial statements. Due to the presentation of discontinued operations for the sale of Inteliant Corporation ("Inteliant"), ServCom Staff Management, Inc. ("ServCom") and the Company's Truex division ("Truex"), all periods in the accompanying consolidated condensed financial statements have been presented on a comparable basis.

         The results of operations for the interim periods indicated are not necessarily indicative of the results to be expected for the full year.

Note 2. Cash

         Bank overdrafts: Under the Company's cash management system, outstanding checks pending clearance that are considered for accounting purposes to be overdraft balances are included as part of the Company's line of credit. The current amount of overdraft balances is $1.6 million.

         Restricted cash: During the 39-week period ended September 29, 2002, the Company renewed its workers' compensation policy. Under the terms of this renewed policy, the Company is required to provide a letter of credit of $10.0 million plus $1.0 million in cash to collateralize future claims payments under the policy. The cash amount is carried at fair value and is restricted as to withdrawal until December 2002. The restricted cash is held in the Company's name with a major financial institution.

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

         The following is a reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) from continuing operations per common share for the periods presented (in thousands, except per share amounts):

                              13 Weeks Ended September 29, 2002             13 Weeks Ended September 30, 2001
                          -------------------------------------------------------------------------------------------
                           Income from                                  Income from
                           continuing                   Per Share       continuing                      Per Share
                           operations      Shares         Amount        operations      Shares          Amount
                          -------------------------------------------------------------------------------------------
Basic                        $    708      12,691        $  0.06         $    762       12,691         $   0.06
Effect of stock options                        --                                          100
                          ------------------------                    --------------------------
Diluted                      $    708      12,691        $  0.06         $    762       12,791         $   0.06
                          ------------------------                    --------------------------


                              39 Weeks Ended September 29, 2002             39 Weeks Ended September 30, 2001
                          -------------------------------------------------------------------------------------------
                           Income from                                  Income from
                           continuing                   Per Share       continuing                      Per Share
                           operations      Shares         Amount        operations        Shares          Amount
                          -------------------------------------------------------------------------------------------
Basic                        $    6,986     12,691       $   0.55         $   861        12,691        $   0.07
Effect of stock options                         --                                           51
                          -------------------------                    --------------------------
Diluted                      $    6,986     12,691       $   0.55         $   861        12,742        $   0.07
                          -------------------------                    --------------------------

         At the end of the 13- and 39-week periods ended September 29, 2002 there were outstanding options to purchase approximately 1,499,000 shares of common stock and 1,495,000 shares of common stock, respectively, that were not included in the computation of diluted income from continuing operations per common share because the exercise price of the option was greater than the average market price of the common shares. At the end of the 13- and 39-week periods ended September 30, 2001 there were outstanding options to purchase approximately 825,000 shares of common stock that were not included in the computation of diluted income from continuing operations per common share because the exercise price of the option was greater than the average market price of the common shares.

Note 4.  Discontinued Operations

         In fiscal 2000, the Company disposed of all of its assets related to its information technology ("IT") consulting business. During the 13-week period ended September 29, 2002, the Company settled an outstanding claim relating to the disposed IT consulting business (see Note 6). In connection with the resolution of the matter, the Company had recorded an additional charge of approximately $292,000 to discontinued operations during the second quarter of fiscal 2002. Additionally, as part of the sale of the IT consulting business, the Company assigned certain lease agreements to the acquiring company, with the respective landlords reserving their rights against the Company in the event of default by the assignee. Subsequent to the sale of the IT consulting business, the acquiring company ceased operations in some areas and defaulted on some of the assumed lease agreements; the Company believes that its claims against the assignee are of no value, as the assignee is believed to be insolvent.
Consequently, during the 39-week period ended September 29, 2002, the Company recorded an additional $215,000 charge to discontinued operations for accrued lease payments with respect to the properties abandoned by the purchaser of the IT consulting business.

          In November 2001, the Company resolved to sell or abandon the assets of its IT staffing business, which represented the remaining assets and business of Inteliant. During the 39-week period ended September 29, 2002, the Company consummated the following transactions in relation to its discontinued IT staffing businesses:

o On February 25, 2002, the Company entered into an asset purchase agreement with Abacab Software, Inc. ("Abacab"), pursuant to which the Company sold certain assets of Inteliant's northern California operations for contingent payments not to exceed $600,000 in the aggregate over three years following the closing date of the transaction, based on the gross profit of the business acquired by Abacab. Abacab also assumed liabilities of approximately $40,000. The Company retained accounts receivable of approximately $1.1 million, of which approximately $209,000 was outstanding as of September 29, 2002. The Company originally acquired a portion of the assets sold in the transaction from Abacab. The principal of Abacab was engaged by the Company as an independent consultant and was managing the Company's northern California operations at the time of the closing of the transaction.

o Effective March 11, 2002, the Company settled a dispute with NeoSoft, Inc. ("NeoSoft"), whose assets had been acquired by Inteliant in July 1998. During fiscal 2001, Neosoft and its former principal stockholder had alleged that the Company owed more than the final earnout payment paid by the Company pursuant to the purchase agreement with Neosoft. Under the terms of the settlement, the Company paid NeoSoft $550,000 and transferred the NeoSoft operations back to NeoSoft. In return, the Company retained all of the accounts receivable and unbilled revenue of approximately $639,000, most of which has been collected. As part of the settlement, the Company has paid NeoSoft 15% of all accounts receivable collected as consideration for NeoSoft's assistance in collecting the receivables. Additionally, NeoSoft assumed approximately $53,000 in accrued paid time off liability and assumed all operating leases. Furthermore, the parties released all claims including, without limitation, any claims arising under the original asset purchase agreement and under the former principal stockholder's original employment agreement. The former principal stockholder of Neosoft was employed by the Company at the time of the closing of the transaction and was managing the Company's Neosoft operations.

o Effective May 6, 2002, the Company sold certain assets related to the Kansas City, Missouri and Denver, Colorado ("Central States") operations of Inteliant for contingent payments not to exceed $1,000,000 in the aggregate over three years following the closing date of the transaction, based on the gross profit of the business acquired by the buyer. The buyer also assumed liabilities of approximately $40,000. Additionally, the Company retained accounts receivable of approximately $500,000, of which approximately $46,000 was outstanding as of September 29, 2002. The buyer was employed by the Company as the manager of the Central States operations at the time of the closing of the transaction.

         In addition, during fiscal 2001, the Company formalized a plan to sell its wholly owned subsidiary, ServCom, a professional employer organization. On December 31, 2001, the Company sold substantially all of the assets of this business to an unrelated entity. The Company retained accounts receivable of approximately $480,000, of which approximately $142,000 was outstanding as of September 29, 2002. The terms of the transaction were immaterial to the financial results of the Company.

         As a result of a number of factors primarily related to the extended economic downturn in the San Francisco area beginning in late fiscal 2000, the Company made a number of changes in its Truex division, including reducing the number of employees and closing a number of offices, in order to try to maintain the division's profitability. During the second quarter of fiscal 2002, due to continued declining revenues, the Company determined to sell its Truex division. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reclassified assets of its Truex operations, including trademarks and trade names and an allocated portion of goodwill, as assets held for sale. Likewise, SFAS No. 144 requires the carrying amount of assets reclassified as held for sale to be reduced to the estimated fair value less selling costs. The Company estimated that the Truex assets had no fair value and consequently recorded a charge of approximately $40,000 for the write-off of property and equipment; additionally, the Company wrote off the remaining value of intangible assets and trademarks and trade names associated with Truex of approximately $421,000 and wrote off goodwill of approximately $286,000. These charges are reflected in "operating and other expenses" in the table below. In August 2002, the Company entered into an agreement pursuant to which the Company transferred the Truex business and trade name to an unrelated entity for contingent payments not to exceed $300,000 in the aggregate over one year following the closing date of the transaction, based on the gross profit of the business acquired. Any contingent consideration will be recorded in discontinued operations when received.

         Operating results of the discontinued operations for the 13- and 39-week periods ended September 29, 2002 and September 30, 2001 have been classified as discontinued operations in the accompanying consolidated financial statements as follows (in thousands):

                                                                  13 Weeks Ended                   39 Weeks Ended
                                                              September     September       September 29,    September
                                                              29, 2002       30, 2001            2002         30, 2001
                                                            -------------- -------------  --------------- -------------
IT Consulting
     Revenues                                                 $       --     $       --     $       --      $       --
     Cost of sales                                                    --             --             --              --
                                                            -------------- -------------  --------------- -------------
     Gross profit                                                     --             --             --              --
     Operating and other expenses                                    (10)            --            497           4,328
                                                            -------------- -------------  --------------- -------------
     Income  (loss) from  discontinued  operations  before
        income tax                                                    10             --           (497)         (4,328)
     Income tax benefit                                               --             --             --           1,701
                                                            -------------- -------------  --------------- -------------
     Income (loss) from discontinued operations               $       10     $       --     $     (497)     $   (2,627)
                                                            -------------- -------------  --------------- -------------


                                                                  13 Weeks Ended                   39 Weeks Ended
                                                              September     September       September 29,    September
                                                              29, 2002       30, 2001            2002         30, 2001
                                                            -------------- -------------  --------------- -------------
IT Staffing and ServCom
     Revenues                                                 $       --     $   11,495     $    2,735      $   41,193
     Cost of sales                                                    --         10,055          2,267          33,937
                                                            -------------- -------------  --------------- -------------
     Gross profit                                                     --          1,440            468           7,256
     Operating and other expenses                                    (75)        35,063            726          41,020
                                                            -------------- -------------  --------------- -------------
     Loss from discontinued operations before income tax
                                                                     (75)       (33,623)          (258)        (33,764)
     Income tax benefit                                               --            573             --             575
                                                            -------------- -------------  --------------- -------------
     Loss from discontinued operations                        $      (75)    $  (33,050)    $     (258)     $  (33,189)
                                                            -------------- -------------  --------------- -------------


                                                            -------------- -------------  --------------- -------------
Truex
     Revenues                                                 $       60     $      380     $      437      $    1,666
     Cost of sales                                                    44            236            281           1,000
                                                            -------------- -------------  --------------- -------------
     Gross profit                                                     16            144            156             666
     Operating and other expenses                                    (32)           294          1,118           1,216
                                                            -------------- -------------  --------------- -------------
     Loss from discontinued operations before income tax
                                                                     (16)          (150)          (962)           (550)
     Income tax benefit                                               --             60             --             215
                                                            -------------- -------------  --------------- -------------
     Loss from discontinued operations                               (16)           (90)          (962)           (335)
                                                            -------------- -------------  --------------- -------------

Total loss from discontinued operations net of income tax
                                                              $      (81)    $  (33,140)    $   (1,717)     $  (36,151)
                                                            -------------- -------------  --------------- -------------

Note 5.  Intangible Assets

         As of the beginning of fiscal 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require that such assets be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, and written down to fair value. In order to assess the fair value of its goodwill and indefinite-lived intangible assets as of the adoption date, the Company engaged an independent valuation firm to assist in determining the fair value. The valuation process appraised the Company's assets and liabilities using a combination of present value and multiple of earnings valuation techniques. Based upon the results of the valuation, the Company wrote off $8.0 million of goodwill and $8.1 million in trademarks and trade names as a cumulative effect of the change in accounting principle during the first quarter of fiscal 2002.

         During the fourth quarter of fiscal 2002, the Company expects to perform its required annual impairment test of goodwill and other intangible assets in accordance with SFAS No. 142. The Company has not determined the amount of impairment, if any. However, given the continued decline in its market capitalization, it is possible that a significant impairment charge to income from continuing operations will be recorded in the fourth quarter.

         As of September 29, 2002 and December 30, 2001, intangible assets consisted of the following (in thousands):


                                                                 September 29, 2002         December 30, 2001
                                                               ------------------------    ----------------------

      Goodwill                                                        $      24,202              $     37,119
      Trademarks and trade names, indefinite-lived                            6,959                    18,046
      Other definite-lived intangibles                                        1,993                     2,426
                                                               ------------------------    ----------------------
                                                                             33,154                    57,591
        Less accumulated amortization                                        (1,939)                   (9,531)
                                                               ------------------------    ----------------------
      Net intangible assets                                           $      31,215              $     48,060
                                                               ------------------------    ----------------------

         The following table provides a reconciliation of reported income from continuing operations for the 13- and 39-week periods ended September 29, 2002 and September 30, 2001 to the adjusted income from continuing operations, excluding amortization expense relating to goodwill and trademarks and trade names:

                                                                    13 Weeks                           39 Weeks
                                                       ---------------------------------  -----------------------------------
                                                         September 29,    September 30,    September 29,     September 30,
                                                             2002              2001           2002             2001
                                                       ---------------  ---------------  --------------  ---------------
Reported income from continuing operations                 $       708      $       762     $     6,986     $       861
Add back: Goodwill amortization, net of income taxes                --              167              --             501
Add back: Trademark and trade names amortization, net
    of income taxes                                                 --               74              --             223
                                                       ---------------  ---------------  --------------  ---------------
Adjusted income from continuing operations                 $       708      $     1,003     $     6,986     $     1,585
                                                       ===============  ===============  ==============  ===============

Basic and diluted income from continuing operations
    per common share:
    Reported income                                        $     0.06        $    0.06      $    0.55        $    0.07
    Goodwill amortization net of income taxes                   --                0.01           --               0.04
    Trademark and trade names amortization, net of
      income taxes                                              --                0.01           --               0.01
                                                       ---------------  ---------------  --------------  ---------------
    Adjusted income from continuing operations             $     0.06        $    0.08      $    0.55        $    0.12
                                                       ===============  ===============  ==============  ===============

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

         During the 13-week period ended September 29, 2002, the parties settled the litigation related to the Complaint, which included the release of Inteliant and the Company, and their respective affiliates, from all claims or potential claims, whether known or unknown. Neither party admitted any fault or wrongdoing. Under the terms of the settlement agreement, Inteliant paid Royalty $500,000 and Inteliant's insurance carrier paid Royalty an additional $600,000, for a total settlement of $1.1 million. Inteliant's insurance carrier also paid Inteliant's defense costs, including attorneys' fees. Also in connection with the settlement, Inteliant waived all coverage claims against its insurance carrier. During the second quarter of fiscal 2002 Inteliant had accrued $500,000 for settlement of the claim. The matter is closed.

         There is no other pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.

Note 7.  Credit Facility and Notes Payable

         On April 15, 2002, the Company entered into a Fifth Amendment to the Amended and Restated Credit Agreement and Waiver (the "Fifth Credit Amendment") with its lenders to extend the Company's line of credit. Pursuant to the Fifth Credit Amendment, the Company's line of credit was reduced from $18.0 million to $16.0 million, $6.0 million of which is available for borrowing in cash, reduced as provided below, with a maturity date of September 1, 2003, and $10.0 million of which is available under letters of credit to be issued solely as required by the Company's workers' compensation insurance providers, with a maturity date of January 1, 2004. The Fifth Credit Amendment provides for borrowings at the prime rate (4.75% as of September 29, 2002) plus 3.0 percentage points through and including June 30, 2003, after which time borrowings under the facility will be charged an interest rate equal to the then-current prime rate plus 3.5 percentage points. The Company paid its lenders approximately $78,000 upon execution of the Fifth Credit Amendment and a supplemental fee of $250,000 will be due on September 1, 2003, unless all amounts outstanding under the revolving credit facility are paid in full and the facility is terminated on or before such date. In addition, the Company paid $313,000 of the outstanding borrowings under the revolving credit facility upon execution of the Fifth Credit Amendment. The Company also paid an additional $470,000 of the outstanding borrowings under the revolving credit facility on September 15, 2002 and will pay an additional $559,000 on December 15, 2002. Such payments permanently reduce the line of credit available to the Company for borrowing in cash to less than the $6.0 million stated above. In addition, certain financial covenants of the Company were modified. As of September 29, 2002, the Company was in compliance with all covenants. As of September 29, 2002, the Company had outstanding borrowings under the revolving credit facility of approximately $2.8 million, which includes $1.6 million of outstanding checks pending clearance (see Note 2), and borrowing availability of $1.1 million.

         Also on April 15, 2002, the Company entered into an Amendment No. 3 to Note Purchase Agreement ("Amendment No. 3") with its noteholders. The Company's noteholders consented to the Company entering into the Fifth Credit Amendment described above. Pursuant to Amendment No. 3, the Company's Series A Notes bear interest at the rate of 9.22% per annum beginning as of April 1, 2002 through, but excluding, June 30, 2003, and at the rate of 9.72% per annum from June 30, 2003 until the Series A Notes become due and payable. The Company's Series B Notes bear interest at the rate of 9.45% per annum beginning as of April 1, 2002 through, but excluding, June 30, 2003, and at the rate of 9.95% per annum from June 30, 2003 until the Series B Notes become due and payable. Under the payment terms of Amendment No. 3 the Company has classified approximately $12.8 million of its senior notes as a current liability as of September 29, 2002.

         Pursuant to Amendment No. 3, any overdue payments on the Series A Notes bear interest at the greater of 2% over the interest rate currently in effect as stated above or 2% over the prime rate of The First National Bank of Chicago. In addition, the Company paid $687,000 of the principal amount of the senior notes upon execution of Amendment No. 3. The Company paid an additional $1,030,500 of the principal amount of the senior notes on September 15, 2002 and will pay an additional $1,227,000 on December 15, 2002.

         Amendment No. 3 also provides for optional or mandatory prepayments, as the case may be, upon the occurrence of certain events including, but not limited to, a change of control, transfer of property or issuance of equity securities of the Company. In addition, Amendment No. 3 provides that the Company pay to its lenders and its noteholders a portion of any federal, state or local tax refund or repayment, which amount shall be distributed pursuant to the Amended and Restated Intercreditor Agreement dated as of April 15, 2002 among the Collateral Agent, the Company's lenders and the Company's noteholders. Any such prepayments paid to the Company's lenders also will be treated as a permanent reduction in the line of credit available to the Company for borrowing in cash under the revolving credit facility. As of September 29, 2002, as a result of income tax refunds received and accounts receivable collected from disposed operations, the Company had paid approximately $2.8 million to its noteholders and $1.6 million to its lenders, which subsequently reduced the borrowings available under its line of credit. The Company expects to receive tax refunds of $3.9 million in 2003, which the Company will use, as required, to pay $2.5 million to its noteholders and $1.4 million to its lenders, further reducing its line of credit availability.

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

         The Company's amended credit facility matures in September 2003. The Company intends to refinance its credit facility and the note purchase agreements prior to September 2003 in order to obtain sufficient capital to continue to fund the Company's operations after the expiration of the current credit facility. Although management is confident that new financing can be negotiated, there can be no assurance that the Company will be able to obtain sufficient funds at acceptable terms. If the Company were to experience a significant downturn in its business or fail to negotiate a new credit facility, additional capital would be required in order to continue operations.

Note 8.  Restructuring Charges and Lease Obligations

         For the period ended September 29, 2002, the Company continued under its plan to streamline its corporate structure by consolidating or closing branch offices in under-performing markets. Although the Company has not incurred any additional restructuring costs during the 13-week period ended September 29, 2002, during the 39-week period ended September 29, 2002, the Company recorded a restructuring charge of approximately $609,000, primarily related to a change in the estimate of future lease obligations and severance costs associated with the elimination of a senior executive position. The Company is endeavoring to reduce potential future lease payments by subleasing abandoned facilities or negotiating discounted buyouts of such lease contracts. Consequently, the Company's estimates may change based on its ability to effectively reduce such future lease payments. The activity impacting the accrual for restructuring charges and other lease obligations related to discontinued operations is summarized in the table below (in thousands):

                                          December 30,                                                 September 29,
                                              2001              Charges             Utilized                2002
                                     -------------------- -------------------- -------------------- --------------------
   Contractual lease obligations         $       514          $        335         $      (511)         $       338
   Reductions in workforce                        --                   233                (233)                  --
   Other costs                                    47                    41                 (25)                  63
                                     -------------------- -------------------- -------------------- --------------------
   Total restructuring                           561                   609                (769)                 401

   Contractual lease obligations
        related to discontinued
        operations                               442                   285                (345)                 382
                                     -------------------- -------------------- -------------------- --------------------
   Total                                 $     1,003          $        894         $    (1,114)         $       783
                                     -------------------- -------------------- -------------------- --------------------

         As noted previously, the Company has subleased some of the facilities for which it is contractually obligated, and in such instances, has reduced the amount of the liability carried on the Company's books by the anticipated sublease payments from such properties. However, as discussed in Note 4. "Discontinued Operations," if the sublesee defaults on its lease obligations, the Company is liable for any lease payments outstanding. The following table presents the Company's future lease obligations and the expected sublease payments by year for its subleased facilities (in thousands):


                       Fiscal Year          Lease        Expected sublease    Net remaining
                         Ending         obligations          payments           liability
                     ---------------- ----------------- -------------------- -----------------
                     2002                 $        294       $        136      $      158
                     2003                          931                608             323
                     2004                          274                200              65
                     2005                          203                128              75
                     2006                           80                 60              19
                     Beyond                         80                 10              80
                                      ----------------- -------------------- -----------------
                                          $      1,862       $      1,142      $      720
                                      ================= ==================== =================

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

         During the 39-week period ended September 29, 2002, the Company received approximately $4.4 million in income tax refunds. The Company expects that, as a result of the completion of the sale of its IT and Truex operations, it will generate a taxable loss for fiscal 2002, a portion of which will be available for carryback against its 1997 tax year. As a result, the Company anticipates receiving in fiscal year 2003 an additional $3.9 million in income tax refunds (including approximately $200,000 in state refunds) related to the carryback of the Company's net operating loss to 1997.

         As of September 29, 2002, the Company has recorded a tax valuation allowance for its entire net deferred income tax assets of approximately $26.1 million. The valuation allowance was recorded given the cumulative losses incurred by the Company and the Company's belief that it is more likely than not that the Company will be unable to recover the net deferred tax assets.

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

Recent Developments

         On April 22, 2002, the Company was notified by Nasdaq that it was not in compliance with the $1.00 minimum bid price per share requirement for continued listing on the Nasdaq National Market ("NNM"). The Company was unable to achieve compliance with such listing requirement during the grace period provided by Nasdaq and, consequently, on August 12, 2002, the Company transferred to the SmallCap Market. As a result of such transfer, the Company was granted an additional grace period to regain compliance with the minimum bid price per share requirement, which grace period has been further extended to April 21, 2003. If the Company's minimum bid price per share closes at or above the $1.00 per share minimum required bid price for at least 10 consecutive trading days, the Company will have regained compliance with such requirement. If during the SmallCap Market grace period the closing bid price of the Company's stock is $1.00 per share or more for 30 consecutive trading days, then the Company may be eligible to transfer its common stock back to the NNM, provided all other requirements for continued listing on that market are met. If the Company has not met the minimum bid price and all other listing requirements at the expiration of the grace period, the common stock may be subject to delisting from the SmallCap Market, subject to an appeals process, in which event the Company's securities may be quoted in the over-the-counter market. Delisting could make trading shares of the Company's common stock difficult, potentially leading to a further decline in the stock price. In addition, investors may find it difficult to sell the Company's common stock or to obtain accurate quotations of the share price of the common stock.

         Effective December 31, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives, such as non-compete agreements, will continue to be amortized over their useful lives. Pursuant to the conditions set forth in SFAS No. 142, the Company recorded an impairment loss of approximately $16.1 million as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2002. Additionally, during the fourth quarter of fiscal 2002, the Company expects to perform its required annual impairment test of goodwill and other intangible assets in accordance with SFAS No. 142. The Company has not determined the amount of impairment, if any. However, given the continued decline in its market capitalization, it is possible that a significant impairment charge to income from continuing operations will be recorded in the fourth quarter.

         In September 2002, the Auditing Standards Board issued an interpretation regarding financial statements previously audited by auditors whose operations have ceased operations. Such interpretation states that, in the event a corporation's previous auditor has ceased operations and is unable to issue a report on financial statements of previous years that reflect discontinued operations, a re-audit must be performed for such years. During 2002, the Company discontinued and sold its Truex operations. As a result, the Company is required to reflect the current year results from operations of Truex as discontinued operations. All comparative prior periods must have a comparable presentation for financial reporting purposes. The Company's previous auditor, Arthur Andersen LLP, has ceased operations and is no longer employed by the Company. As a result, Arthur Andersen LLP is unable to issue a report on the financial statements reflecting the discontinued operations for the fiscal years 2001 and 2000. The Company anticipates engaging its current auditor, KPMG LLP, to perform the re-audit of such fiscal years. The re-audit of prior years is only being conducted as a result of the recent Auditing Standards Board interpretation and is not due to any known inaccuracies in previously reported results or any change in the financial condition of the Company.

Discontinued Operations

         In fiscal 2000, the Company disposed of all of its assets related to its information technology ("IT") consulting business. During the 13-week period ended September 29, 2002, the Company settled an outstanding claim relating to the disposed IT consulting business (see Part II, Item 1. Legal Proceedings). In connection with the resolution of the matter, the Company had recorded an additional charge of approximately $292,000 to discontinued operations during the second quarter of fiscal 2002. Additionally, as part of the sale of the IT consulting business, the Company assigned certain lease agreements to the acquiring company, with the respective landlords reserving their rights against the Company in the event of default by the assignee. Subsequent to the sale of the IT consulting business, the acquiring company ceased operations in some areas and defaulted on some of the assumed lease agreements. The Company believes that its claims against the assignee are of no value, as the assignee is believed to be insolvent. Consequently, during the 39-week period ended September 29, 2002, the Company recorded an additional $215,000 charge to discontinued operations for accrued lease payments with respect to the properties abandoned by the purchaser of the IT consulting business.

          In November 2001, the Company resolved to sell or abandon the assets of its IT staffing business, which represented the remaining assets and business of Inteliant Corporation ("Inteliant"). During the 39-week period ended September 29, 2002, the Company consummated the following transactions in relation to its discontinued IT staffing businesses:

o On February 25, 2002, the Company entered into an asset purchase agreement with Abacab Software, Inc. ("Abacab"), pursuant to which the Company sold certain assets of Inteliant's northern California operations for contingent payments not to exceed $600,000 in the aggregate over three years following the closing date of the transaction, based on the gross profit of the business acquired by Abacab. Abacab also assumed liabilities of approximately $40,000. The Company retained accounts receivable of approximately $1.1 million, of which approximately $209,000 was outstanding as of September 29, 2002. The Company originally acquired a portion of the assets sold in the transaction from Abacab. The principal of Abacab was engaged by the Company as an independent consultant and was managing the Company's northern California operations at the time of the closing of the transaction.

o Effective March 11, 2002, the Company settled a dispute with NeoSoft, Inc. ("NeoSoft"), whose assets had been acquired by Inteliant in July 1998. During fiscal 2001, Neosoft and its former principal stockholder had alleged that the Company owed more than the final earnout payment paid by the Company pursuant to the purchase agreement with Neosoft. Under the terms of the settlement, the Company paid NeoSoft $550,000 and transferred the NeoSoft operations back to NeoSoft. In return, the Company retained all of the accounts receivable and unbilled revenue of approximately $639,000, most of which has been collected. As part of the settlement, the Company has paid NeoSoft 15% of all accounts receivable collected as consideration for NeoSoft's assistance in collecting the receivables. Additionally, NeoSoft assumed approximately $53,000 in accrued paid time off liability and assumed all operating leases. Furthermore, the parties released all claims including, without limitation, any claims arising under the original asset purchase agreement and under the former principal stockholder's original employment agreement. The former principal stockholder of Neosoft was employed by the Company at the time of the closing of the transaction and was managing the Company's Neosoft operations.

o Effective May 6, 2002, the Company sold certain assets related to the Kansas City, Missouri and Denver, Colorado ("Central States") operations of Inteliant for contingent payments not to exceed $1,000,000 in the aggregate over three years following the closing date of the transaction, based on the gross profit of the business acquired by the buyer. The buyer also assumed liabilities of approximately $40,000. Additionally, the Company retained accounts receivable of approximately $500,000, of which approximately $46,000 was outstanding as of September 29, 2002. The buyer was employed by the Company as the manager of the Central States operations at the time of the closing of the transaction.

         In addition, during fiscal 2001, the Company formalized a plan to sell its wholly owned subsidiary, ServCom Staff Management, Inc. ("ServCom"), a professional employee organization. On December 31, 2001, the Company sold substantially all of the assets of this business to an unrelated entity. The Company retained accounts receivable of approximately $480,000, of which approximately $142,000 was outstanding as of September 29, 2002. The terms of the transaction were immaterial to the financial results of the Company.

         As a result of a number of factors primarily related to the extended economic downturn in the San Francisco area beginning in late fiscal 2000, the Company made a number of changes in its Truex division, including reducing the number of employees and closing a number of offices, in order to try to maintain the division's profitability. During the second quarter of fiscal 2002, due to continued declining revenues, the Company determined to sell its Truex division. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reclassified assets of its Truex operations, including trademarks and trade names and an allocated portion of goodwill, as assets held for sale. Likewise,

SFAS No. 144 requires the carrying amount of assets reclassified as held for sale to be reduced to the estimated fair value less selling costs. The Company estimated that the Truex assets had no fair value and consequently recorded a charge of approximately $40,000 for the write-off of property and equipment; additionally, the Company wrote off the remaining value of intangible assets and trademarks and trade names associated with Truex of approximately $421,000 and wrote off goodwill of approximately $286,000. In August, 2002, the Company entered into an agreement pursuant to which the Company transferred the Truex business and trade name to an unrelated entity for contingent payments not to exceed $300,000 in the aggregate over one year following the closing date of the transaction, based on the gross profit of the business acquired. Any contingent consideration will be recorded in discontinued operations when received.

Results of Continuing Operations

         The following table sets forth, for the periods indicated, the percentage relationship to service revenues of selected income statement items for the Company on a consolidated basis:

                                                              13 Weeks Ended                      39 Weeks Ended
                                                    ----------------------------------- ------------------------------------
                                                      September 29,     September 30,     September 29,     September 30,
                                                          2002              2001              2002               2001
                                                    ------------------ ---------------- ------------------ -----------------
  Service revenues                                           100.0%            100.0%            100.0%            100.0%
  Direct cost of services                                     79.6              78.4              80.0              78.3
                                                    ------------------ ---------------- ------------------ -----------------
  Gross profit                                                20.4              21.6              20.0              21.7
                                                    ------------------ ---------------- ------------------ -----------------
  Operating expenses:
    Selling, general and administrative expenses              16.6              17.0              17.4              17.4
    Depreciation and amortization                              0.8               1.6               0.9               1.7
    Restructuring charges                                     --                 0.4               0.5               0.7
                                                    ------------------ ---------------- ------------------ -----------------
      Total operating expenses                                17.4              19.0              18.8              19.8
                                                    ------------------ ---------------- ------------------ -----------------
  Income from operations                                       3.0%              2.6%              1.2%              1.9%
                                                    ------------------ ---------------- ------------------ -----------------

         Service Revenues: Service revenues for the 13-week period ended September 29, 2002 were $48.8 million, a decrease of $9.0 million, or 15.6%, compared to revenues of $57.8 million for the 13-week period ended September 30, 2001. Service revenues for the 39-week period ended September 29, 2002 decreased $26.0 million, or 15.9%, to $137.1 million, compared to service revenues of $163.1 million for the 39-week period ended September 30, 2002. The decrease for both the 13- and 39-week periods ended September 29, 2002, compared to the comparable periods of the prior year, was due primarily to reduced demand for temporary services as a result of the broad downturn in the economy. The Company also has experienced a significant decrease in permanent placement revenues.

         Gross Profit: The Company defines gross profit as service revenues less the cost of providing services, which includes: wages and permanent placement commissions, employer payroll taxes (FICA, unemployment and other general payroll taxes), workers' compensation costs related to staffing employees and permanent placement counselors and other temporary payroll benefits; costs related to independent contractors utilized by the Company; and other direct costs. Gross profit for the 13-week periods ended September 29, 2002 and September 30, 2001 was $10.0 million and $12.5 million, respectively, a decrease of $2.5 million, or 20%. For the 13-week periods ended September 29, 2002 and September 30, 2001, gross profit margin was 20.4% and 21.6%, respectively. Gross profit for the 39-week periods ended September 29, 2002 and September 30, 2001 was $27.4 million and $35.3 million, respectively, a decrease of $7.9 million, or 22.4%. For the 39-week periods ended September 29, 2002 and September 30, 2001, gross profit margin was 20.0% and 21.7%, respectively. The margin declines for both the 13- and 39-week periods ended September 29, 2002, compared to the comparable periods of the prior year, were primarily the result of increased pricing competition for staffing services, higher workers' compensation insurance costs and a reduction in the higher margin permanent placement business. As part of the Company's renewed workers' compensation insurance for fiscal 2002, the Company was required to pay higher premium costs. Although some of the increased costs have been passed through as price increases to its customers, given the competitive nature of the staffing industry, the Company has not been able to pass through all cost increases. Accordingly, the Company believes that its gross margin could be negatively impacted throughout fiscal 2002.

         Operating Expenses: Operating expenses include, among other things, staff employee compensation, rent, depreciation, intangibles amortization and advertising. Total operating expenses as a percentage of service revenues declined to 17.4% for the 13-week period ended September 29, 2002, compared to 19.0% for the 13-week period ended September 30, 2001, due primarily to cost savings being realized as a result of the Company's restructuring efforts and a reduction in recognized intangible amortization relating to the adoption of SFAS No. 142. Total operating expenses as a percentage of service revenues was 18.8% for the 39-week period ended September 29, 2002, compared to 19.8% for the 39-week period ended September 30, 2001. The reduction was due primarily to a reduction in recognized intangible amortization related to the adoption of SFAS No. 142 and a reduction in restructuring costs incurred by the Company.

         Selling, general and administrative expenses ("SG&A"), as a percentage of service revenues, for the 13-week period ended September 29, 2002 were 16.6%, compared to 17.0% for the 13-week period ended September 30, 2001. The decrease in SG&A as a percentage of service revenues was due primarily to the cost reduction plan implemented by the Company. For the 39-week periods ended September 29, 2002 and September 30, 2001, SG&A expenses, as a percentage of service revenues, remained constant at 17.4%.

         Restructuring charges for the 39-week period ended September 29, 2002 related primarily to the closure and consolidation of under-performing branch offices as well as reductions in personnel. The Company is endeavoring to reduce potential future lease payments by subleasing the closed facilities or negotiating discounted buyouts of the lease contracts. Consequently, the Company's estimates may change based on its ability to effectively reduce such future lease payments.

         As noted previously, the Company has subleased some of the facilities for which it is contractually obligated, and in such instances has reduced the amount of the liability carried on the Company's books by the anticipated sublease payments from such properties. However, as noted in the Company's discussion of discontinued operations, if the sublessee defaults on its lease obligations the Company is liable for any remaining lease payments, which could have a negative impact on the Company's future profitability. Currently, the Company has entered into sublease agreements with respect to seven facilities, which represents approximately $1.1 million in sublease payments to the Company. The Company currently does not anticipate that any of the current sublease holders will default on their obligations.

         Income from Operations: Income from operations remained constant at $1.5 million for the 13-week periods ended September 29, 2002 and September 30, 2001. Operating margin was 3.0%, compared to 2.6% for the comparable period of the prior year. For the 39-week periods ended September 29, 2002 and September 30, 2001, income from operations was $1.6 million and $3.1 million, respectively. Operating margin was 1.2% and 1.9% for the same periods, respectively. The decrease in operating margin was due largely to a decrease in gross profit.

         Income Taxes: During the 39-week period ended September 29, 2002, the Company received approximately $4.4 million in income tax refunds. The Company expects that, as a result of the completion of the sale of its IT and Truex operations, it will generate a taxable loss for fiscal 2002, a portion of which will be available for carryback against its 1997 tax year. As a result, the Company anticipates receiving an additional approximately $3.9 million in federal and state income tax refunds in fiscal 2003 with respect to the 2002 fiscal year. The refunds are primarily a result of the Company's recognition, during the first quarter of fiscal 2002, of a federal tax benefit of approximately $7.9 million, due primarily to the enactment of the Job Creation and Work Assistance Act of 2002 (the "2002 Job Act"), which was signed into law on March 9, 2002. The 2002 Job Act contains certain provisions that provide favorable tax treatment for the Company. Among such provisions is the extension of the net operating loss carryback period from two years to five years for net operating losses arising in tax years ending in 2001 and 2002. These provisions also allow companies to use the net operating loss carrybacks to offset 100 percent of alternative minimum taxable income. In accordance with SFAS No. 109, "Accounting for Income Taxes," the effect of the change in the law has been accounted for in the first quarter of fiscal 2002, the period in which the law became effective.

         As of September 29, 2002, the Company has recorded a tax valuation allowance for its entire net deferred income tax assets of approximately $26.1 million. The valuation allowance was recorded given the cumulative losses incurred by the Company and the Company's belief that it is more likely than not that the Company will be unable to recover the net deferred tax assets.

Liquidity and Capital Resources

         For the 39-week period ended September 29, 2002, net cash provided by operating activities was approximately $1.0 million, compared to net cash provided by operating activities of approximately $17.7 million for the 39-week period ended September 30, 2001. The change in operating cash flow was primarily a result of the net loss of the Company coupled with a net decrease in cash provided from certain working capital components, consisting primarily of collections on accounts receivable (primarily related to IT consulting) and collection of income tax refunds. Additionally, during the 39-week period ended September 29, 2002, the Company renewed its workers' compensation policy. Under the terms of this renewed policy, the Company is required to provide a letter of credit of $10.0 million plus $1.0 million in cash to collateralize future claims payments under the policy. The cash amount is carried at fair value and is restricted as to withdrawal until the Company renews its workers' compensation policy in December 2002. The restricted cash is held in the Company's name with a major financial institution.

         The Company's investing activities for the 39-week period ended September 29, 2002 used approximately $198,000, compared to $5.9 million for the 39-week period ended September 30, 2001. All investing activities for the 39-week period ended September 29, 2002 were used to purchase property and equipment. By comparison, the Company used approximately $1.2 million to purchase property and equipment, approximately $2.2 million for payments on acquisition earnouts and approximately $2.4 million for a working capital loan to the purchaser of certain assets of the Company during the 39-week period ended September 30, 2001.

         Net cash used by the Company's financing activities for the 39-week period ended September 29, 2002 was approximately $1.7 million, primarily due to payments to the Company's senior noteholders and on the Company's credit facility. Net cash used in the Company's financing activities for the comparable prior year period ended September 30, 2001 was approximately $11.0 million, attributable primarily to payments to the Company's senior noteholders and to payments on the Company's revolving credit facility.

         As of September 29, 2002 the Company had outstanding borrowings under its revolving credit facility, as amended, of approximately $2.8 million, with a maturity date of September 1, 2003. Additionally, the Company's outstanding borrowings on the senior notes, as amended, were approximately $24.6 million, of which approximately $12.8 million is due and payable within the next 12 months. As required by both the lenders and the noteholders, the Company intends to engage an investment banking firm by January 31, 2003 for the purpose of refinancing both the senior notes and the revolving line of credit.

         On April 15, 2002, the Company entered into a Fifth Amendment to the Amended and Restated Credit Agreement and Waiver (the "Fifth Credit Amendment") with its lenders to extend the Company's line of credit. Pursuant to the Fifth Credit Amendment, the Company's line of credit was reduced from $18.0 million to $16.0 million, $6.0 million of which is available for borrowing in cash, reduced as provided below, with a maturity date of September 1, 2003, and $10.0 million of which is available under letters of credit to be issued solely as required by the Company's workers' compensation insurance providers, with a maturity date of January 1, 2004. The Fifth Credit Amendment provides for borrowings at the prime rate (4.75% as of September 29, 2002) plus 3.0 percentage points through and including June 30, 2003, after which time borrowings under the facility will be charged an interest rate equal to the then-current prime rate plus 3.5 percentage points. The Company paid its lenders approximately $78,000 upon execution of the Fifth Credit Amendment and a supplemental fee of $250,000 will be due on September 1, 2003, unless all amounts outstanding under the revolving credit facility are paid in full and the facility is terminated on or before such date. In addition, the Company paid $313,000 of the outstanding borrowings under the revolving credit facility upon execution of the Fifth Credit Amendment. The Company paid an additional $470,000 of the outstanding borrowings under the revolving credit facility on September 15, 2002 and will pay an additional $559,000 on December 15, 2002. Such payments permanently reduce the line of credit available to the Company for borrowing in cash to less than the $6.0 million stated above. In addition, certain financial covenants of the Company have been modified. As of September 29, 2002, the Company was in compliance with all covenants. As of September 29, 2002, the Company had borrowing availability of $1.1 million under the line of credit.

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

         Pursuant to Amendment No. 3, any overdue payments on the Series A Notes bear interest at the greater of 2% over the interest rate currently in effect as stated above or 2% over the prime rate of The First National Bank of Chicago. In addition, the Company paid $687,000 of the principal amount of the senior notes upon execution of Amendment No. 3. The Company paid an additional $1,030,500 of the principal amount of the senior notes on September 15, 2002 and will pay an additional $1,227,000 on December 15, 2002.

         Amendment No. 3 also provides for optional or mandatory prepayments, as the case may be, upon the occurrence of certain events including, but not limited to, a change of control, transfer of property or issuance of equity securities of the Company. In addition, Amendment No. 3 provides that the Company pay to its lenders and its noteholders a portion of any federal, state or local tax refund or repayment, which amount shall be distributed pursuant to the Amended and Restated Intercreditor Agreement dated as of April 15, 2002 among the Collateral Agent, the Company's lenders and the Company's noteholders. Any such prepayments paid to the Company's lenders also will be treated as a permanent reduction in the line of credit available to the Company for borrowing in cash under the revolving credit facility. As of September 29, 2002, as a result of income tax refunds received and accounts receivable collected from disposed operations, the Company had paid approximately $2.8 million to its noteholders and $1.6 million to its lenders, which subsequently reduced the borrowings available under its line of credit. The Company expects to receive tax refunds of approximately $3.9 million in 2003, which the Company will use, as required, to pay $2.5 million to its noteholders and $1.4 million to its lenders, further reducing its line of credit availability.

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

         For the period ended September 29, 2002, the Company continued under its plan to streamline its corporate structure by consolidating or closing branch offices in under-performing markets. Although the Company has not incurred any significant restructuring costs during the 13-week period ended September 29, 2002, during the 39-week period ended September 29, 2002, the Company recorded a restructuring charge of approximately $609,000, primarily related to a change in the estimate of future lease obligations and severance costs associated with the elimination of a senior executive position. The Company is endeavoring to reduce potential future lease payments by subleasing abandoned facilities or negotiating discounted buyouts of such lease contracts. Consequently, the Company's estimates may change based on its ability to effectively reduce such future lease payments. At September 29, 2002, the remaining accrued lease costs totaled approximately $720,000. Also as noted in
Part II, Item 1. Legal Proceedings, the Company negotiated a settlement of an outstanding claim against its subsidiary, Inteliant. As a result of the negotiated settlement, Inteliant paid $500,000 to the plaintiff to settle the claims in addition to amounts paid by the Company's insurance carrier. The Company had accrued for the settlement during the second quarter of fiscal 2002.

         Restructuring costs in the future are not expected to have a material impact on the liquidity or capital resources of the Company.

         The Company's amended credit facility matures in September 2003. The Company intends to refinance its credit facility and the note purchase agreements prior to September 2003 in order to obtain sufficient capital to continue to fund the Company's operations after the expiration of the current credit facility. Although management is confident that new financing can be negotiated, there can be no assurance that the Company will be able to obtain sufficient funds at acceptable terms. If the Company were to experience a significant downturn in its business or fail to negotiate a new credit facility, additional capital would be required in order to continue operations.

Seasonality

         The Company's business follows the seasonal trends of its customers' businesses. Historically, the Company's business has experienced lower revenues in the first quarter, with revenues accelerating during the second and third quarters and then slowing again during the fourth quarter.


Forward-looking Statements

         Statements contained in this report that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Forward-looking statements contained in this report include statements regarding the Company's opportunities, existing and proposed service offerings, market opportunities, expectations, goals, revenues, financial performance, strategies and intentions for the future and are indicated by the use of words such as "believe," "expect," "intend," "anticipate," "likely," "plan" and other words of similar meaning. All forward-looking statements included in this report are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Readers are cautioned that all forward-looking statements involve risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those anticipated in such statements including but not limited to the Company's ability to attract and retain staff, temporary and other employees needed to implement the Company's business plan and to meet customer needs; failure of the Company to secure adequate finances to continue to fund its current operations; and the successful hiring, training and retention of qualified field management. Future results also could be affected by other factors associated with the operation of the Company's business, including: the Company's ability to secure adequate and favorable financing to continue to fund its current operations; economic fluctuations; existing and emerging competition; changes in demands for the Company's services; the Company's ability to maintain profit margins in the face of pricing pressures; and the unanticipated results of future or pending litigation. Risk factors, cautionary statements and other conditions, including economic, competitive, governmental and technology factors that could cause actual results to differ from the Company's current expectations, are discussed in the Company's 2001 Annual Report on Form 10-K.

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

Revolving Credit Facility: The Company's revolving credit facility bears interest at the prime rate plus 3.0%; at September 29, 2002, such prime rate was 4.75%. For the period ended September 29, 2002, the Company had approximately $2.8 million in advances outstanding under the revolving credit facility.

Senior Notes: For the period ended September 29, 2002, the Company's outstanding borrowings on the senior notes were $24.6 million, with a weighted average fixed interest rate of 9.42%. As stated above, any changes in the fair value of the senior notes generally will not have a significant impact on the Company unless the Company is required to refinance the senior notes. The fair value of the Company's senior notes is estimated by discounting expected cash flows at the prime rate, 4.75% at September 29, 2002, plus 3.0%. Using such discount rate over the expected maturities of the senior notes, the Company calculates that the estimated fair value of the obligations on the senior notes, using a discount rate of 7.75% over the expected maturities of the obligations, is approximately $25.4 million. If the discount rate were to increase by 10% to 8.5%, the estimated fair value of the obligation on the unsecured notes would be approximately $25.1 million. If the discount rate were to decrease by 10% to 7.0%, the estimated fair value of the obligation on the unsecured notes would be approximately $25.8 million.

Item 4. Controls and Procedures

         As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

         During the 13-week period ended September 29, 2002, the parties settled the litigation related to the Complaint, which included the release of Inteliant, the Company and their respective affiliates, from all claims or potential claims, whether known or unknown. Neither party admitted any fault or wrongdoing. Under the terms of the settlement agreement, Inteliant paid Royalty $500,000 and Inteliant's insurance carrier paid Royalty an additional $600,000, for a total settlement of $1.1 million. Inteliant's insurance carrier also paid Inteliant's defense costs, including attorneys' fees. Also in connection with the settlement, Inteliant waived all coverage claims against its insurance carrier. During the second quarter of fiscal 2002 Inteliant had accrued $500,000 for settlement of the claim. The matter is closed.

         There is no other pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         No items were submitted for a shareholder vote during the 13-week period ended September 29, 2002.

Item 6. Exhibits and Reports on Form 8-K.

a)       None.

b)       None.

c)       Exhibits:

 Exhibit No.                                                                          Incorporated by      Filed
                                             Exhibit                                     Reference        Herewith
-------------------------------------------------------------------------------------------------------------------
99.1           Certification of Chief Executive Officer                                                     (1)
99.2           Certification of Chief Financial Officer                                                     (1)

(1)     Filed herewith and attached to this Report following page 27 hereof.

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SOS STAFFING SERVICES, INC.



         Dated: November 13, 2002            /s/ JoAnn W. Wagner
                                             ------------------------------
                                                 JoAnn W. Wagner
                                                 Chairman, President and
                                                 Chief Executive Officer



         Dated: November 13, 2002            /s/ Kevin Hardy
                                             ------------------------------
                                                 Kevin Hardy
                                                 Senior Vice President and
                                                 Chief Financial Officer

                                  Certification


I, JoAnn W. Wagner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SOS Staffing Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Dated: November 13, 2002             /s/ JoAnn W. Wagner
                                              ----------------------------
                                                  JoAnn W. Wagner
                                                  Chairman, President and
                                                  Chief Executive Officer

                                  Certification


I, Kevin Hardy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SOS Staffing Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Dated: November 13, 2002              /s/ Kevin Hardy
                                               -----------------------------
                                                   Kevin Hardy
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                  Certification

           (Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)


I, JoAnn W. Wagner, chief executive officer of SOS Staffing Services, Inc. (the "Company"), do hereby certify as follows:

1. The quarterly report on Form 10-Q of the Company for the period ended September 29, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 13th day of November, 2002.



                                  /s/ JoAnn W. Wagner
                                  ----------------------------
                                      JoAnn W. Wagner
                                      Chairman, President and
                                      Chief Executive Officer

                                  Certification

           (Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)


I, Kevin Hardy, chief financial officer of SOS Staffing Services, Inc. (the "Company"), do hereby certify as follows:

1. The quarterly report on Form 10-Q of the Company for the period ended September 29, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 13th day of November, 2002.



                                    /s/ Kevin Hardy
                                    -------------------------------------------
                                        Kevin Hardy
                                        Senior Vice President and
                                        Chief Financial Officer