Form 10-K
period 2002-12-29
SOS STAFFING SERVICES INC
filed 2003-04-14
CIK 945437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2002.

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-26094

                           SOS STAFFING SERVICES, INC.
              -----------------------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                Yes [ ] No [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, on June 28, 2002, based upon the closing sales price of the Common Stock of $0.75 per share on that date as reported on the NASDAQ/SmallCap Stock Market, was approximately $5,421,718. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2003, the registrant had outstanding 12,691,398 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant's 2003 Annual Meeting of Shareholders to be held May 15, 2003 are incorporated by reference in Part III of this Report.

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

ITEM 1.  BUSINESS
         --------
          SOS Staffing Services, Inc. ("SOS" or the "Company") is a provider of staffing services throughout the western United States. As of December 29, 2002, SOS operated a network of 85 offices located in 13 states. Services the Company provides include industrial and light industrial, clerical, technical, specialty and other professional services.

         The Company's offices are supported by centralized administrative functions at corporate headquarters that include marketing, human resources and training, insurance services including workers' compensation, accounts receivable and accounts payable, purchasing, credit and collections, legal and other administrative support services. Generally, each staffing office has access to the Company's central management information system and its proprietary software that provides information on customer requirements, available applicants, temporary associates on assignment and other information that facilitates efficient response to customer job orders and the financial performance of each unit.

         During fiscal 2000, 2001 and 2002, the Company disposed of the information technology consulting and staffing businesses of Inteliant Corporation ("Inteliant"), a wholly owned subsidiary of the Company. The Company also divested two other businesses determined to be nonessential to the Company's core commercial staffing operations. See "Discontinued Operations" in
Part II, Item 7 of this Report for additional discussion on discontinued operations.

         Financial  information  concerning  the Company is included in Part II,
Item 8 of this Report.

Description of Business

         Principal services and markets: Historically, the Company's customers have consisted primarily of small to mid-sized companies. Sales to these businesses are developed either locally or regionally. Generally, the Company provides clerical, light industrial and industrial services through SOS Staffing Services, Skill Staff, Industrial Specialists and TOPS Staffing offices. The Company also offers other specialized services provided by other divisions such as SOS Technical Services (engineers, designers, drafters, illustrators, artists, writers and other technical personnel); and Devon & Devon (administrative staffing and permanent placement).

         The Company also provides services such as payrolling, outsourcing, on-site and other professional services, as follows:

         o    Payrolling   typically  involves  the  transfer  of  a  customer's
              short-term seasonal or special project employees to the Company's payroll for a designated period.

         o    Outsourcing   represents  a  growing  trend  among  businesses  to
              contract with third parties to provide a particular function or business department for an agreed price over a designated period.

         o On-site services involve placing SOS manager(s) at the customer's place of business to manage the customer's entire temporary staffing requirements.

         o Other professional services SOS offers its customers include skills assessments, drug testing and risk management services, as follows:

         o Skills assessments available to SOS customers include, among others, dexterity analysis, technical literacy and job-specific competencies.

         o    Drug  testing  includes   comprehensive   testing,   with  results
              processed through independent certified laboratories.

         o Risk management services include on-site safety inspections and consulting services.

         Additionally, the Company seeks customers that are large multi-state companies. The contacts for these national accounts are centralized at the Company's headquarters in Salt Lake City, Utah. The accounts are serviced by local offices in markets in which the Company has an established presence and by subcontractors where the Company has not established an office.

         The Company has focused on initially opening hub offices in key metropolitan areas, followed by establishing offices in surrounding markets. This decentralized office management strategy locates multiple offices in close proximity to customers and temporary associates. The Company believes that this strategy allows it to develop markets while reducing entry costs into those markets. Once a hub office has been established, the Company focuses on leveraging hub office resources in order to market and deliver services to surrounding smaller markets and to cross-sell other specialty staffing services.

         The Company currently provides services through a network of 75 offices located in 13 states. The Company services major markets in Arizona, Colorado, Hawaii, Idaho, Nevada and Utah. In larger markets, the Company generally provides light industrial and clerical personnel through SOS Staffing Services offices, while service-specific offices provide specialty services. In smaller markets, SOS offices offer a broader variety of commercial staffing and specialty services. The Company also has offices in Alaska, California, Kansas, Missouri, New Mexico, Texas and Wyoming.

         Management believes that the Company has substantial opportunities to expand its office network and the range of services it offers to its customers. The Company intends to evaluate continuing operations and develop its core business while divesting non-core operations. Furthermore, the Company intends, for the foreseeable future, to concentrate on strengthening its office network by capitalizing on its present infrastructure and leveraging existing resources to enhance internal growth.

         Seasonality: The Company's business follows the seasonal trends of its customers' businesses. Historically, the Company has experienced lower revenues in the first quarter, with revenues accelerating during the second and third quarters and then slowing again during the fourth quarter.

         Trademarks: The Company uses a variety of trademarks and trade names that generally are descriptive of the temporary staffing services offered, including SOS Staffing(R), Devon & Devon, Skill Staff, Industrial Specialists, SOS Technical Services, Staffing Partners and TOPS Staffing Services(R). The
Company has registered or reserved the majority of these names in the appropriate states.

         Customers: SOS serves strong, small to middle market companies across a variety of industries, including medical devices, pharmaceuticals, construction, building supply, food distribution, automobile component manufacturing, energy, distribution and procurement, hospitality, retail, logistics and light manufacturing.

         Management believes that significant opportunities exist to deliver profitable commercial staffing services to small and mid-sized customers. However, as the Company develops its corporate sales force, the Company anticipates that it will provide more services to larger customers.

         No customer accounted for more than ten percent of the Company's net revenue during fiscal 2002, and the Company's top ten customers accounted for less than 15 percent of the Company's revenue during the same period.

         Competition: The Company operates in highly competitive and fragmented markets with limited barriers to entry. The Company competes in national, regional and local markets with full service agencies and with specialized temporary service agencies. Many competitors are smaller than the Company but have an advantage over the Company in discrete geographic markets because of their stronger local presence. Other competitors are more prominent and have greater marketing and financial resources than the Company, which among other things could enable them to attempt to maintain or increase their market share by reducing prices. The Company expects the level of competition to remain high in the future, and competitive pricing pressures may have an adverse effect on the Company's operating margins.

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

Staff Employees

         At December 29, 2002, the Company had approximately 298 full-time equivalent staff employees in its continuing operations. The Company's training department provides general and job-specific training to all staff employees, including continuing training with experienced counterparts, and leadership and management development. None of the Company's staff employees are covered by collective bargaining agreements. The Company considers its relationship with its staff employees to be good.

         The Company's operating success is dependent on the performance and productivity of its executive officers, senior management, and local managers and field personnel. The Company's ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of key personnel may cause a significant disruption to the Company's business by limiting its ability to implement its strategic plan and/or jeopardizing existing customer relationships.

Sales and Marketing

         SOS generally markets its services through its network of offices whose managers, supported by the Company's marketing and sales staff, make sales/service visits to accounts as well as to prospective customers. The Company emphasizes long-term professional relationships with its customers and develops these relationships through regular contact, periodic assessment of customer requirements and consistent monitoring of employee performance. New customers are obtained through customer referrals, telemarketing, cold calls and advertising in a variety of local and regional media, including television, radio, direct mail, yellow pages, newspapers, magazines and trade publications. The Company also is a sponsor of job fairs and other community events. In addition, the Company increasingly is using the Internet to support its marketing efforts and clients can research the Company and order staffing services on-line.

Recruiting

         The Company believes that a key element of its operations is its ability to recruit and retain qualified temporary associates. The Company must continually evaluate and upgrade its base of available qualified personnel to keep pace with changing client needs and emerging technologies. Competition for individuals with proven skills is intense and demand for these individuals is expected to remain very strong for the immediate future. There can be no assurance that qualified personnel will continue to be available to the Company in sufficient numbers and on terms of employment acceptable to the Company.

         In an effort to attract quality personnel, the Company's employees regularly recruit from schools and professional associations and present career development programs to various organizations. In addition, the Company obtains applicants from referrals by its temporary associates and from advertising on radio, television, in the yellow pages and through other print media. The Company actively utilizes the Internet to recruit professional, technical and other employees. Each applicant is interviewed with emphasis on past work experience and individual skills. The Company utilizes the Dictionary of Occupational Titles, published by the U.S. Department of Labor, to evaluate and assign temporary associates. The Company offers software-training programs at its offices for applicants and employees.

         To promote loyalty and retention among its temporary associates, the Company offers certain employee benefits, including a Section 401(k) defined contribution plan, a cafeteria plan, vacation pay and health insurance programs.

Risk Management

         SOS is responsible for all employee-related expenses for its staff and temporary employees, including workers' compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses. For fiscal 2002 and fiscal 2001, the Company maintained a self-insured workers' compensation policy through ACE USA ("ACE"), an insurer, with a deductible of $300,000 per occurrence and an aggregate cap of $10.8 million, adjusted based on actual payroll. In January 2003, the Company renewed its workers' compensation policy with ACE for the first six months of fiscal 2003. As part of the renewal, the Company was required to pay in advance $1.8 million in premium and administrative costs for the six-month policy. In July 2003, the Company will be required to pay an additional $660,000 to renew the policy through December 2003. The Company also may be required to post additional collateral. Additionally, the aggregate cap was eliminated. The Company is required to pay higher premium costs under the renewed policy; however, the rates cannot be adjusted during the period from July 2003 through December 2003.

         Under the policy, the Company is required to provide to ACE letters of credit not to exceed $10.0 million plus restricted cash of $1.3 million as collateral for future claims payments under the insurance plan. As of December 29, 2002, letters of credit provided as security were $9.9 million. In addition to the letters of credit and restricted cash, the Company also has deposited, and is required to maintain on deposit, with ACE an amount equal to eleven days of claims expenses based on actual expenditures by ACE during the prior three-month period. Under the terms of the agreement with ACE, the Company is required to fund into an account, on a weekly basis, an amount equal to the actual payments made by ACE on claims during the previous week as reimbursement to ACE for such payments. If claims payments on any specific claim exceed the deductible amount of $300,000, the Company is not required to reimburse the fund for those payments over and above the deductible. Some states in which the Company operates do not permit private insurance for workers' compensation; where this is the case, the Company is covered by appropriate state insurance funds.

         Pursuant to the policy renewal in July 2003, the Company may be required to post additional collateral in addition to any cash payments, as a condition of such renewal. The Company believes it will have access to sufficient letters of credit or other collateral required to meet such requirements; however, there can be no assurance that the Company will be able to post all of the collateral that might be required by ACE to continue the policy through December 2003. In the event the policy is not renewed by ACE, the Company would be required to seek workers' compensation coverage from other carriers, including carriers of last resort which typically have higher premiums. There can be no assurance that the Company will be able to find substitute coverage on acceptable terms and at an acceptable price, if at all. The Company believes that if the ACE policy is not renewed, the cost of any substitute coverage would have a material adverse effect on the Company's business and results from operations.

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

         The Company employs a full-time professional risk manager and staff who work closely with the insurance carrier to manage claims. The Company also has developed workers' compensation loss control programs that seek to limit claims through employee training and declines high-risk job assignments such as underground mining, roofing or logging. Additionally, the Company has implemented back-to-work programs, whereby temporary associates who have been injured are placed in other less demanding jobs until they are able to resume full employment. Except where prohibited by law, all employees are required to agree in advance to drug testing following any work-related accident and all major accidents are investigated. The Company, in cooperation with its insurer, monitors all claims and regularly reviews the claims with a focus on early closure. For additional information, see Item 1, "Business - Factors That May Affect Future Results."

Information Systems

         The Company has a central management information system designed to support Company-wide operations such as job skill matching, billing, accounting, sales and management reports. The management information system also processes payroll for both staff and temporary associates, receivables and order fulfillment.

         The Company's management information systems are essential for data exchange and operational communications with the Company's branch offices. Any interruption, impairment or loss of data integrity or malfunction of these systems could severely hamper the Company's business.

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

         The Company's future results are dependent upon a number of factors, including the following: management's ability and resources to implement the Company's strategic plan; the Company's ability to attract and retain skilled employees needed to implement the Company's business plan and meet customer needs; the successful hiring, training and retention of qualified field management; the Company's response to existing and emerging competition; demand for the Company's services; the Company's ability to maintain profit margins in the face of increased pricing pressures; and the Company's efforts to develop and maintain customer and employee relationships.

         Future results also will be affected by other factors associated with the operation of the Company's business including, but not limited to, the following:

The Unanticipated Results of Pending or Future Litigation

         In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits or administrative proceedings. The Company maintains insurance in such amounts and with such coverage and deductible amounts as management believes to be reasonable and prudent. The principal risks covered by insurance include workers' compensation, personal injury, bodily injury, property damage, errors and omissions, fidelity losses, employer practices liability and general liability. There can be no assurance, however, that the Company's insurance will be sufficient to cover all claims that may be asserted against it. Should judgments or settlements exceed the Company's insurance coverage, such judgments and settlements could have a material effect on the Company's results of operations, financial position and cash flows. Additionally, there can be no assurance that the Company will be able to obtain appropriate types of insurance in the future or that such insurance will be available in terms favorable to the Company.

Economic Fluctuations

         The general level of economic activity significantly affects demand for temporary services. As economic activity slows, businesses may reduce their use of temporary employees before undertaking layoffs of their full-time employees, resulting in decreased demand for the Company's temporary associates. Further, in an economic downturn, the Company may face pricing pressure from its customers and increased competition from other staffing companies, which could have a material adverse impact on the Company's business. Additionally, because the Company currently derives a significant portion of its revenues from its Utah and Colorado markets (approximately 60.9% in fiscal 2002), an economic downturn in those markets would have a greater impact on the Company than if the Company had a more widely dispersed revenue base.

Availability of Capital to Support Ongoing Operations

         As of December 29, 2002, the Company had outstanding senior notes of $23.3 million and amounts outstanding on the line of credit of $1.0 million. On March 31, 2003, the Company entered into an Amendment No. 4 to Note Purchase Agreement ("Amendment No. 4") with the holders of its $5.0 million aggregated principal amount of Senior Notes, Series A, due April 30, 2004 (as amended) and the holders of its $30.0 million aggregated principal amount of Senior Notes, Series B, due September 1, 2008 (collectively, the "Noteholders"), whereby the scheduled payments due to the Noteholders in fiscal 2003 have been modified. As a result of Amendment No. 4, the Company has $1.4 million in scheduled payments due during fiscal 2003 on the senior notes. The Company also has entered into a Sixth Amendment to Amended and Restated Credit Agreement (the "Sixth Credit Amendment") dated as of March 31, 2003 with Wells Fargo Bank Northwest, N.A. and Bank One, N.A. (collectively, the "Lenders"), extending the expiration of the revolving line of credit from September 1, 2003 to April 30, 2004. See Part II,
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         As required by both the Lenders and the Noteholders, the Company has retained a financial advisor to assist in refinancing, restructuring or recapitalizing the Company. The Company is required, under the terms of its amended credit facility and note purchase agreements, to have prepared an offering memorandum for the recapitalization of the Company's senior notes and lines of credit no later than April 30, 2003, and to have a firm commitment or signed letter of intent regarding such recapitalization no later than July 31, 2003. Although the Company is aggressively pursuing alternate sources of capital, there can be no assurance that such capital will be available or, if available, will be extended on terms favorable to the Company and in amounts adequate to fund continuing capital requirements of the Company. In the event the Company does not have a firm commitment or signed letter of intent by such date, the Company will be required to pay $250,000, to be distributed to the Lenders and the Noteholders pursuant to the Amended and Restated Intercreditor Agreement dated as of March 31, 2003 among State Street Bank and Trust Company, as collateral agent, Wells Fargo Bank, National Association, as administrative agent and as a lender, and the Noteholders (the "Amended Intercreditor Agreement"). Additionally, the Company is required to pay on September 1, 2003 a supplemental fee of $250,000, to each of the Lenders and the Noteholders, which amount will be waived if the Company has paid all amounts due and outstanding under its financing agreements prior to such date.

         The Company's level of indebtedness will have several important effects on its future operations, including, without limitation: (i) a portion of Company's cash flow from operations will be dedicated to the payment of any interest required with respect to outstanding indebtedness; (ii) any increase in the Company's outstanding indebtedness may require the Company to redirect cash from working capital obligations to service of its outstanding debt obligations; and (iii) depending on the levels of its outstanding debt, the Company's ability to obtain additional financing for working capital, capital expenditures, workers' compensation insurance coverage, general corporate and other purposes may be limited.

         The Company's ability to make payments of principal and interest on its indebtedness depends upon the Company's future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting the Company's operations, many of which are beyond the Company's control. Any inability of the Company to satisfy its debt obligations may have a material adverse effect on the Company.

         The Company's credit facility contains strict financial covenants. Among other things, these covenants require the Company to maintain certain earnings and net worth levels and a certain ratio of earnings to fixed expenses. Recently, the Company negotiated amendments to these covenants to ensure the Company's continued compliance with their restrictions. There can be no assurance that the Lenders would consent to such amendments on commercially reasonable terms in the future if the Company once again required such relief. In the event that the Company does not comply with the covenants and the Lenders do not consent to such non-compliance, the Company would be in default of its credit facility, which could subject the Company to penalty rates of interest and accelerate the maturity of the outstanding balances. Moreover, provisions within the Amended and Restated Intercreditor Agreement accelerate repayment of the Company's indebtedness under the credit facility and the note purchase agreements in the event the Company defaults under either the credit facility or the note purchase agreements. Accordingly, in the event of such a default, the Company could be required to seek additional sources of capital to satisfy the Company's working capital needs. These additional sources of financing may not be available on commercially reasonable terms or at all.

         The Company requires significant working capital in order to operate its business. While the Company's operating cash flow was positive in 2002, the Company has historically experienced periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the second and third quarters of the year. The Company pays its temporary associates weekly and sometimes daily and bills the Company's customers on a weekly basis. As a result, the Company must maintain cash reserves to pay its temporary personnel prior to receiving payment from its customers. In addition, the Company is required to pledge amounts to secure letters of credit that collateralize certain of the Company's workers' compensation obligations, and these amounts may increase in future periods. Any such increase in pledged amounts would decrease amounts available for working capital purposes. As a result of these factors, if the Company's available cash balances and borrowing base under its existing credit facilities do not grow commensurate with the growth in the Company's working capital requirements, the Company would have to explore alternative sources of financing to satisfy the Company's liquidity needs, including the issuance of additional equity or debt securities. Any such issuances could result in dilution to existing shareholders.

Continued Listing of Common Stock

         On April 22, 2002, Nasdaq notified the Company that it was not in compliance with the $1.00 minimum bid price per share requirement for continued listing on the Nasdaq National Market, the market on which the Company's common stock was listed at the time. The Company was unable to achieve compliance with such listing requirement during the grace period provided by Nasdaq and, consequently, on August 12, 2002, the Company transferred to the SmallCap Market. As a result of such transfer, the Company was granted an additional grace period to regain compliance with the minimum bid price per share requirement. In March 2003, Nasdaq amended its rules regarding compliance with the minimum bid price requirement and extended the Company's grace period an additional 90 days, or until July 20, 2003. If the Company's minimum bid price per share closes at or above the $1.00 per share minimum required bid price for at least 10 consecutive trading days, the Company will have regained compliance with such requirement. If the Company has not met the minimum bid price and all other listing requirements at the expiration of the grace period, the common stock may be delisted from the SmallCap Market, subject to an appeals process, in which event the Company's securities may be quoted in the over-the-counter market. Delisting could make trading shares of the Company's common stock difficult, potentially leading to a further decline in the stock price. In addition, investors may find it difficult to sell the Company's common stock or to obtain accurate quotations of the share price of the common stock. As of the date of this Report, the Company's common stock has not met the $1.00 per share minimum bid price requirement for continued listing on the SmallCap Market.

Valuation of Long-Lived Assets

         As of December 29, 2002, the Company's consolidated balance sheet reflected $17.3 million of goodwill and other intangible assets, a substantial portion of total assets. As of the beginning of fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require that such assets be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, and written down to fair value. The valuation process employed by the Company to determine fair value uses a combination of present value and multiple of earnings valuation techniques. Such valuation methods contain significant assumptions regarding future financial performance of the Company as well as assumptions regarding the Company's performance with respect to existing competitors. There can be no assurance that the Company will be able to achieve such financial performance and, consequently, future valuations may be significantly different from the Company's current expectations. Such future valuations could have a significant adverse impact on the financial results of the Company.

Employee-Related Risks and Expenses

         The Company maintains a self-insured workers' compensation insurance policy, with a deductible of $300,000 per incident and no aggregate cap. The
Company also is required to provide letters of credit not to exceed $10.0 million plus restricted cash of $1.3 million as collateral for future claims payments under the insurance plan. The Company has established reserve amounts based upon information provided by its insurance carrier as to the status of claims plus development factors for incurred but not yet reported claims and anticipated future changes in underlying case reserves. On an annual basis, the Company's claims history is subjected to an independent actuarial review to determine appropriate development factors, which are used in developing the Company's reserve estimates. Such reserve amounts are only estimates and there can be no assurance that the Company's future workers' compensation obligations will not exceed the amount of its reserves.

         As part of the renewal of its workers' compensation insurance for fiscal 2003, the Company was required to pay in advance $1.8 million in premium and administrative costs for a six-month policy. In July 2003, the Company will be required to pay an additional $660,000 to renew the policy through December 2003. The Company also may be required to pay additional collateral. The Company also is required to pay higher premium costs with the renewed policy. Although the Company is confident that it will be able to continue its workers' compensation policy throughout fiscal 2003, there can be no assurance that the Company can meet all renewal requirements established by ACE, which may include additional collateral requirements. If the Company cannot meet such requirements, ACE will not be obligated to renew the coverage, and the Company would need to obtain additional coverage elsewhere. Even if the Company is able to meet all renewal requirements in July 2003, there can be no assurance that the Company will be able to renew its coverage with ACE in January 2004 on acceptable terms or at all. No assurance can be given that the Company would be able to obtain replacement coverage at any time on acceptable terms and with acceptable rates or that it would be able to obtain such replacement insurance at all. A failure to obtain adequate workers' compensation insurance coverage would have a material adverse impact on the Company's business and results of operations.

         The Company also pays federal and state unemployment taxes on behalf of its temporary associates and its staff employees. These taxes generally increase as a result of increased claims relating to the Company, increased levels of unemployment generally and governmental regulation.

         The Company believes that some of the increase in premium costs under the renewed policy, and increased unemployment taxes the Company may be required to pay will be passed through as price increases to its customers. However, given the competitive nature of the staffing industry, the Company is unsure whether it will be successful in passing through all cost increases. Accordingly, the Company believes that its gross margin could be negatively impacted in fiscal 2003.

ITEM 2.  PROPERTIES
         ----------
         As of December 29, 2002, the Company provided services through 85 offices in 13 states. These offices are typically 750 to 2,000 square feet in size, with some offices in larger or smaller markets varying in size from the typical office. These offices generally are leased by the Company for terms of one to three years. Some of these leases have renewal options for periods ranging from one to five years and contain provisions for escalation of rent payments based on increases in certain costs incurred by the landlord and on Consumer Price Index adjustments. The Company believes that shorter initial lease terms allow the Company to manage costs in developing markets while providing needed flexibility to close offices without significant exit costs. The Company does not expect that maintaining or finding suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion would be difficult.

         During the 52-week period ended December 29, 2002, the Company closed and/or consolidated 15 branch offices. As of March 31, 2003, the Company has closed an additional 10 branch offices. The Company is endeavoring to reduce potential future lease payments by subleasing these facilities or negotiating discounted buyouts of the lease contracts. In addition, the Company also has negotiated lease termination provisions at the time of the execution of certain individual leases. These provisions typically provide for the payment of a specified number of months' rent plus the landlord's unamortized tenant improvements and lease commissions

         The Company's executive and administrative offices are located in Salt Lake City, Utah. The premises consist of approximately 15,600 square feet and had been leased from the adult children of certain significant shareholders of the Company. During the fourth quarter of fiscal 2002, the lease was amended to provide for an expiration date of March 31, 2004, with options to renew for three successive three-year periods. The Company believes that the terms of the lease are at least as favorable as could be obtained from any unrelated third party. In January 2003 this building was sold to an unrelated third party. The terms of the Company's lease were not modified in that transaction. The Company also leases, from an unrelated third party, approximately 6,800 square feet of office space for use of its centralized information systems and support personnel. Such lease terminates on January 31, 2004.

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

         During the 52-week period ended December 29, 2002, the parties settled the litigation related to the Complaint, which included the release of Inteliant and the Company and their respective affiliates from all claims or potential claims, whether known or unknown. Neither party admitted any fault or wrongdoing. Under the terms of the settlement agreement, Inteliant paid Royalty $500,000 and Inteliant's insurance carrier paid Royalty an additional $600,000, for a total settlement of $1.1 million. Inteliant's insurance carrier also paid Inteliant's defense costs, including attorneys' fees. Also in connection with the settlement, Inteliant waived all coverage claims against its insurance carrier.

         There is no pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ----------------------------------------------------
         No matters were submitted to a vote of security holders during the fourth quarter of the 52 weeks ended December 29, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED  SHAREHOLDER MATTERS
         -----------------------------------------------------------------------
Stock Listing
-------------
         The Company's common stock, par value $0.01 per share (the "Common Stock"), is traded on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "SOSS". The stock table abbreviation is "SOS Stffg".

         As of March 19, 2003, the Company had 124 stockholders of record. Based upon shareholder mailings, the Company believes that there are in excess of 1,700 shareholders of beneficial interest.

         The following table sets forth the high and low bid prices of the Common Stock for the periods indicated:

                                                          High         Low
         2000
              First Quarter--------------------------     5.688       4.000
              Second Quarter-------------------------     4.750       2.625
              Third Quarter--------------------------     3.188       2.000
              Fourth Quarter-------------------------     3.625       1.000

         2001
              First Quarter--------------------------     2.188       1.125
              Second Quarter-------------------------     1.700       1.110
              Third Quarter--------------------------     1.940       1.100
              Fourth Quarter-------------------------     1.250       1.000

         2002
              First Quarter--------------------------     1.410       0.720
              Second Quarter-------------------------     1.130       0.550
              Third Quarter--------------------------     0.950       0.450
              Fourth Quarter-------------------------     0.740       0.260

         On March 31, 2003, the closing price of the Company's Common Stock, as reported on the Nasdaq SmallCap Market, was $0.53.

         The Company has never paid any dividends. The Company currently intends to retain future earnings for its operations and expansion of its business and does not anticipate paying any cash dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------
         The following table sets forth selected financial data for the Company derived from the Company's consolidated financial statements. The selected financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the related notes thereto, included elsewhere in this Report.

                                                                   Fiscal Year (52 Weeks) Ended
                                           --------------- -------------- --------------- --------------- ---------------
                                               2002(1)         2001(1,2)     2000(1,2,3)     1999(1,2,3)     1998(1,2,3)
                                           --------------- -------------- --------------- --------------- ---------------
Statement of Operations Data:                                  (in thousands, except per share data)
Revenue                                      $  180,318      $  214,403    $  257,148       $  239,648      $   238,437
Gross profit                                     36,371          46,324        56,445           51,312           52,112
Selling, general and administrative              31,687          37,899        45,231           41,768           39,191
Loss on impairment of goodwill and
   intangibles                                   13,867              --         3,102               --               --
Depreciation and amortization                     2,008           3,565         3,773            4,022            3,601
Other operating expenses                            749           1,319            --               --              550
(Loss) income from operations                   (11,940)          3,541         4,339            5,522            8,770
(Loss) income from continuing operations
                                                 (7,291)         (4,543)          216            1,318            5,022
(Loss) income from discontinued
   operations, net of tax                        (1,635)        (52,801)      (29,417)           4,033            4,836
Cumulative effect of accounting change
                                                (16,083)             --            --               --               --
Net (loss) income                               (25,009)        (57,344)      (29,201)           5,351            9,858


(Loss) income from continuing operation
   per common share:
    Basic                                    $   (0.57)      $   (0.36)     $     0.02      $     0.10      $      0.40
    Diluted                                      (0.57)          (0.36)           0.02            0.10             0.39

Net (loss) income per common share:
    Basic                                    $   (1.97)      $   (4.52)     $    (2.30)     $     0.42      $      0.78
    Diluted                                      (1.97)          (4.52)          (2.30)           0.42             0.77

Weighted average common shares:
    Basic                                        12,691          12,691         12,691           12,691          12,675
    Diluted                                      12,691          12,691         12,692           12,699          12,810

Balance Sheet Data:
Working capital                              $   10,878      $    4,353     $   20,012     $     37,969     $    26,989
Total assets                                     43,253          78,743        161,388          200,624         182,909
Total debt                                       24,335          29,095         44,273           55,687          39,925
Shareholders' equity                              8,532          33,541         90,885          120,086         114,606

(1) In fiscal 2002, the Company disposed of its Northern California Truex operations. The related statement of operations data for these operations is reflected as discontinued operations for all years presented.
(2) In fiscal 2001, the Company adopted a plan to dispose of the staffing divisions of Inteliant, as well as the Company's wholly owned subsidiary, ServCom Staff Management, Inc. The related statement of operations data is reflected as discontinued operations for the applicable years presented.
(3) In fiscal 2000, the Company sold the IT consulting division of Inteliant. The statement of operations data for this division is reflected as discontinued operations for the applicable years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------
         The following discussion should be read in conjunction with the consolidated financial statements of SOS Staffing Services, Inc. and notes thereto appearing in Part II, Item 8 of this Report. The Company's fiscal year consists of a 52- or 53-week period ending on the Sunday closest to December 31. Fiscal years 2000, 2001 and 2002 were all 52-week years.

         The Company currently provides staffing services through a network of 75 offices located in 13 states. During fiscal 2000, 2001 and 2002, the Company disposed of the information technology consulting and staffing businesses of Inteliant. The Company also disposed of two other businesses determined to be nonessential to the Company's core commercial staffing operations. See "Discontinued Operations" in Part II, Item 7 of this Report for additional discussion on discontinued operations.

Recent Developments

         As of the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives. The provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require that such assets be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, and written down to fair value. Intangible assets that have finite useful lives, such as non-compete agreements, will continue to be amortized over their useful lives. During the 52-week periods ended December 30, 2001 and December 31, 2000, the Company's amortization expense relating to goodwill and indefinite-lived intangibles was $1.6 million and $1.7 million, respectively. Pursuant to the conditions set forth in SFAS No. 142, the Company wrote off $16.1 million as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2002. Additionally, during the fourth quarter of fiscal 2002, the Company performed its annual impairment test of goodwill and other intangibles as required by SFAS No. 142. As a result of applying such fair-value-based test, the Company recorded an additional charge of $13.9 million for the impairment of goodwill and certain trademarks and trade names.

         On April 22, 2002, Nasdaq notified the Company that it was not in compliance with the $1.00 minimum bid price per share requirement for continued listing on the Nasdaq National Market, the market on which the Company's common stock was listed at the time. The Company was unable to achieve compliance with such listing requirement during the grace period provided by Nasdaq and, consequently, on August 12, 2002, the Company transferred to the SmallCap Market. As a result of such transfer, the Company was granted an additional grace period to regain compliance with the minimum bid price per share requirement. In March 2003, Nasdaq amended its rules regarding compliance with the minimum bid price requirement and extended the Company's grace period an additional 90 days, or until July 20, 2003. If the Company's minimum bid price per share closes at or above the $1.00 per share minimum required bid price for at least 10 consecutive trading days, the Company will have regained compliance with such requirement. If the Company has not met the minimum bid price and all other listing requirements at the expiration of the grace period, the common stock may be delisted from the SmallCap Market, subject to an appeals process, in which event the Company's securities may be quoted in the over-the-counter market.

         The Company has renewed its workers' compensation insurance policy with ACE, USA ("ACE"), an insurance carrier, for fiscal 2003. As part of the renewal, the Company was required to pay in advance $1.8 million in premium and administrative costs for a six-month policy. In July 2003, the Company will be required to pay an additional $660,000 to continue the policy through December 2003. Additionally, the Company may be required to post additional collateral in order to renew the policy for the remainder of the fiscal year. The Company also is required to pay higher premium costs under the renewed policy; however, the rates cannot be adjusted from July through December 2003. See Part I, Item 1. "Business - Risk Management."

         On March 31, 2003, the Company entered into the Sixth Credit Amendment with the Lenders to extend the Company's line of credit. Pursuant to the Sixth Credit Amendment, the maturity date of the Company's line of credit was extended to April 30, 2004. In addition, certain financial covenants under the Company's credit facility have been modified. As provided in the Sixth Credit Amendment, the Company will pay to the Lenders four equal payments of $156,500 in successive months beginning in September 2003. Such payments will permanently reduce the line of credit available to the Company in cash. However, any such reductions in the aggregate commitment shall not apply if they would reduce the cash available for borrowing below $2.5 million. As of March 31, 2003, the Company had outstanding borrowings under the revolving credit facility of approximately $2.5 million.

         Also on March 31, 2003, the Company entered into Amendment No. 4 with the Noteholders, whereby the Noteholders modified certain financial covenants under the Company's existing note purchase agreements. Amendment No. 4 provides that the Company will pay to the Noteholders four equal payments of $343,500 in successive months beginning in September 2003, to be applied pro rata among the holders of the Series A and Series B notes. Additionally, the maturity date of the Series A notes was extended to April 30, 2004. As consideration for Amendment No. 4, the Company will pay all fees and expenses of the Noteholders' special counsel. In the event the Company does not have a firm commitment or signed letter of intent by such date, the Company will be required to pay $250,000, to be distributed pursuant to the Amended Intercreditor Agreement.

         Amendment No. 4 and the Sixth Credit Amendment provide that the Company shall pay to the Lenders and the Noteholders any federal, state or local tax refund or repayment, which amount shall be distributed pursuant to the Amended Intercreditor Agreement. However, if the Company receives any tax refund arising from the Job Creation and Work Assistance Act of 2002 (the "2002 Job Act") relating to net operating loss carrybacks, the Company will be able to retain $3.8 million of such refund for working capital purposes and collateral requirements arising under its credit facility and letters of credit. Any such prepayments paid to the Lenders also will be treated as a permanent reduction in the line of credit available to the Company for borrowing in cash under the revolving credit facility.

         As  required  by  both  the  credit  facility  and  the  note  purchase agreements, the Company has retained a financial advisor to assist in refinancing, restructuring or recapitalizing the Company. Pursuant to Amendment No. 4 and the Sixth Credit Amendment, the Company shall cause an offering memorandum for the recapitalization of the Company's debt obligations to be prepared and distributed no later than April 30, 2003. Additionally, the Company shall use its best efforts to obtain a firm commitment or signed letter of intent regarding such recapitalization prior to July 31, 2003.

         The Company's financial situation presents risks to investors during fiscal 2003. See "Liquidity and Capital Resources" within this Item 7 for further information on these recent developments.

Critical Accounting Policies

         The  Company's   critical   accounting   policies  for  its  continuing
operations include the following:

o        allowance for doubtful accounts receivable;

o        reserves for workers' compensation costs;

o        impairment of goodwill and intangibles; and

o        reserves for leased facility obligations.

         The Company provides customary credit terms to its customers and generally does not require collateral. The Company performs ongoing credit evaluations of the financial condition of its customers and maintains an allowance for doubtful accounts receivable based upon historical collection experience and expected collectibility of accounts. As of December 29, 2002, the Company had recorded an allowance for doubtful accounts of $1.0 million, which represents 6.4% of the Company's total outstanding accounts receivable. The actual bad debts may exceed such allowance and the difference from estimates could be significant.

         The Company maintains workers' compensation insurance with ACE with a deductible of $300,000 per occurrence and no aggregate cap. Under the terms of the insurance policy with ACE, the Company also has deposited, and is required to maintain on deposit, with ACE an amount equal to eleven days of claims expenses based on actual expenditures by ACE during the prior three-month period. The Company also is required to fund into an account, on a weekly basis, an amount equal to the actual payments made by ACE on claims during the previous week as reimbursement to ACE for such payments. If claims payments on any specific claim exceed the deductible amount of $300,000, the Company is not required to reimburse the fund for those payments over and above the deductible. Some states in which the Company operates do not permit private insurance for workers' compensation; where this is the case, the Company is covered by appropriate state insurance funds.

         The Company has established reserve amounts based upon information provided by ACE as to the status of claims plus development factors for incurred but not yet reported claims and anticipated future changes in underlying case reserves. On an annual basis, the Company's claims history is subjected to an independent actuarial review to determine appropriate development factors, which are used in developing the Company's reserve estimates. As of December 29, 2002, the workers' compensation reserve totaled $5.5 million. If the development factors used by the Company were to increase by 10%, the Company's indicated reserves would increase approximately $311,000 while a reduction in the development factors of 10% would reduce the indicated reserves by approximately $137,000. Such reserve amounts are only estimates and there can be no assurance that the Company's future workers' compensation obligations will not exceed the amount of its reserves. However, management believes that any difference between the amounts recorded for its estimated liability and the costs of settling the actual claims would not be material to the results of operations.

         As of the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives, such as non-compete agreements, will continue to be amortized over their useful lives. The provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require that such assets be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, and written down to fair value. The valuation process employed by the Company to determine fair value uses a combination of present value and multiple of earnings valuation techniques. Such valuation methods contain significant assumptions regarding future financial performance of the Company as well as assumptions regarding the Company's performance with respect to existing competitors. There can be no assurance that the Company will be able to achieve such financial performance and, consequently, future valuations may be significantly different from the Company's current expectations. Such future valuations could have a significant impact on the financial results of the Company.

         The Company leases office facilities under noncancelable operating leases. With respect to offices the Company has vacated while the lease is still in effect, the Company records its estimated liability in the period it leaves the office space. In some instances, the Company has subleased the facilities that currently are not used by the Company and has reduced the amount of such liability carried on the Company's books by the estimated sublease payments relating to such properties. However, if the sublessee defaults on its lease obligations, the Company is liable for any outstanding lease payments. As of December 29, 2002, the Company had reduced its lease liability for closed offices by approximately $1.0 million as a result of estimated sublease income. Although the Company does not anticipate that any of its sublesees will default on their lease obligations, no assurance can be given that such a default will not occur. Certain defaults could have a material impact on the Company's results of financial operations.


Discontinued Operations

         On December 29, 2000, Inteliant sold to Herrick Douglass, Inc. ("HD") its consulting division and related tangible and intangible assets. The consulting division sold to HD consisted of a full suite of information technology consulting, e-business and telecommunication services, which services were marketed to Fortune 1000, mid-tier and early stage companies, government agencies and educational institutions. As part of this transaction, the Company retained accounts receivable of approximately $9.0 million, of which approximately $7.6 million was collected during fiscal 2001 and the remaining $1.4 million was uncollectable and was written off in fiscal 2001. As part of the sale of the consulting division, the Company agreed to extend a one-year subordinated loan in the form of a promissory note to HD of up to a maximum of $3.5 million to meet HD's operating needs. As of December 30, 2001, the Company had advanced to HD approximately $3.4 million. The Company was unable to collect against the note. Accordingly, during fiscal 2001, the Company wrote off the entire note to reflect that the Company will not receive the balance due on the note issued by HD. For fiscal 2000, the Company recorded an estimated loss on the disposition, net of tax, of approximately $28 million, which consisted primarily of the elimination of net assets of approximately $37.8 million (including intangible assets net of accumulated amortization of approximately $34.3 million, net property and equipment and other assets of approximately $3.5 million), offset by proceeds of $1.0 million. Additional expenses of approximately $2.4 million, primarily change of control bonuses, professional and legal fees and other transaction related charges, were incurred as part of the transaction. For fiscal 2001, an additional loss of approximately $5.0 million was recorded as a result of the writeoff of receivables and the reserve on the note.

         During the 52-week period ended December 29, 2002, the Company settled an outstanding claim relating to the disposed IT consulting business. See Part I, Item 3. "Legal Proceedings". In connection with the resolution of the matter, the Company recorded an additional charge of $292,000 to discontinued operations during the 13-week period ended June 30, 2002. Additionally, as part of the sale of the IT consulting business to HD, the Company assigned certain lease agreements to HD, with the respective landlords reserving their rights against the Company in the event of default by HD. Subsequent to such sale, HD ceased operations in some areas and defaulted on some of the assumed lease agreements. The Company believes that its claims against HD are of no value, as HD is believed to be insolvent. Consequently, during the 52-week period ended December 29, 2002, the Company recorded an additional $215,000 charge to discontinued operations for accrued lease payments with respect to the properties abandoned by HD.

         In November 2001, the Company resolved to sell or abandon the assets of its IT staffing business, which represented the remaining assets and business of Inteliant and treated these actions as discontinued operations beginning in fiscal 2001. Subsequently, during the 52-week period ended December 29, 2002, the Company consummated the following transactions in relation to its discontinued IT staffing businesses:

         o On February 25, 2002, the Company entered into an asset purchase agreement with Abacab Software, Inc. ("Abacab"), pursuant to which the Company sold certain assets of Inteliant's northern California operations for contingent payments not to exceed $600,000 in the aggregate over three years following the closing date of the transaction, based on the gross profit of the business acquired by Abacab. Abacab also assumed liabilities of $40,000. The Company retained accounts receivable of $1.1 million, of which $109,000 was outstanding as of December 29, 2002. The Company believes that the majority of the outstanding accounts receivable are collectible. The Company originally acquired a portion of the assets sold in the transaction from Abacab. The principal of Abacab was engaged by the Company as an independent consultant and was managing the Company's northern California operations at the time of the closing of the transaction.

         o Effective March 11, 2002, the Company settled a dispute with NeoSoft, Inc. ("NeoSoft"), whose assets had been acquired by Inteliant in July 1998. During fiscal 2001, NeoSoft and its principal stockholder had alleged that the Company owed more than the final earnout payment paid by the Company pursuant to the purchase agreement with NeoSoft. Under the terms of the settlement, the Company paid NeoSoft $550,000 and transferred the NeoSoft operations back to NeoSoft. In return, the Company retained all of the accounts receivable and unbilled revenue of $639,000. No further accounts receivable are outstanding. As part of the settlement, the Company paid NeoSoft 15% of all accounts receivable collected as consideration for NeoSoft's assistance in collecting such receivables. Additionally, NeoSoft assumed $53,000 in accrued paid time off liability and assumed all operating leases. Furthermore, the parties released all claims including, without limitation, any claims arising under the original asset purchase agreement and under the former principal stockholder's original employment agreement. The former principal stockholder of NeoSoft was employed by the Company at the time the dispute was settled and was managing the Company's NeoSoft operations.

         o Effective May 6, 2002, the Company sold certain assets related to the Kansas City, Missouri and Denver, Colorado ("Central States") operations of Inteliant for contingent payments not to exceed $1,000,000 in the aggregate over three years following the closing date of the transaction, based on the gross profit of the business acquired by the buyer. The buyer also assumed liabilities of $40,000. Additionally, the Company retained accounts receivable of $500,000, most of which has been collected as of December 29, 2002. The Company has fully reserved for any outstanding balances it estimates will not be collected. The buyer was employed by the Company as the manager of the Central States operations at the time of the closing of the transaction.

         In addition, during fiscal 2001, the Company formalized a plan to sell its wholly owned subsidiary, ServCom Staff Management, Inc. ("ServCom"), a professional employer organization. On December 31, 2001, the Company sold substantially all of the assets of this business to an unrelated entity. The
Company retained accounts receivable of $480,000, of which $61,000 was outstanding as of December 29, 2002. The Company anticipates that such remaining accounts receivable will not be collectible and has fully reserved the outstanding balance. The terms of the transaction were immaterial to the financial results of the Company.

         For fiscal 2001, the Company recorded a loss on the sale of the Inteliant staffing business and ServCom of approximately $12.5 million, which consisted primarily of the elimination of net assets of approximately $10.6 million, including: (i) intangible assets, net of accumulated amortization, of approximately $10.0 million; and (ii) the write-off of net property and equipment and other assets of approximately $0.6 million. Additional expenses of approximately $1.9 million, primarily change of control bonuses, professional and legal fees and other transaction-related charges, were incurred as part of the transaction.

         During the second quarter of fiscal 2002, due to declining revenues and the continued economic downturn in the San Francisco, California region, the Company determined to sell its Truex division, located in northern California. The Company reclassified assets of its Truex operations, including trademarks and trade names and an allocated portion of goodwill, as assets held for sale and reduced the carrying amount of assets reclassified as held for sale to the estimated fair value less selling costs. The Company estimated that the Truex assets had no fair value and consequently recorded a charge of $40,000 for the write-off of property and equipment. Additionally, the Company wrote off the remaining value of intangible assets and trademarks and trade names associated with Truex of $421,000 and wrote off related goodwill of $286,000. In August 2002, the Company entered into an agreement pursuant to which the Company transferred the Truex business and trade name to an unrelated entity for contingent payments not to exceed $300,000 in the aggregate over one year following the closing date of the transaction, based on the gross profit of the business acquired. Any contingent consideration will be recorded in discontinued operations when received.

         For the 52-week period ended  December 29, 2002,  the Company  received
contingent  payments  of  $25,000,  in  the  aggregate,   for  its  discontinued
operations.

Results of Continuing Operations

     The following table sets forth, for the periods indicated, the percentage relationship to revenues of selected continuing operations items for the Company on a consolidated basis:

                                                                          Fiscal Year 52 Weeks Ended
                                                                 ----------------------------------------------
                                                                      2002             2001           2000
                                                                 ---------------- --------------- -------------
   Revenues                                                             100.0%            100.0%       100.0%
   Direct cost of services                                               79.8              78.4         78.0
                                                                 ---------------- --------------- -------------
   Gross profit                                                          20.2              21.6         22.0
                                                                 ---------------- --------------- -------------
   Operating expenses:
     Selling, general and administrative expenses                        17.6              17.7         17.6
     Depreciation and amortization                                        1.1               1.7          1.5
     Loss on impairment of goodwill and intangibles                       7.7                --          1.2
     Restructuring charges                                                0.4               0.6           --
                                                                 ---------------- --------------- -------------
       Total operating expenses                                          26.8              20.0         20.3
                                                                 ---------------- --------------- -------------
   (Loss) income from operations                                         (6.6)%             1.6%         1.7%
                                                                 ---------------- --------------- -------------


Fiscal 2002 Compared to Fiscal 2001 from Continuing Operations

Revenues: Revenues for the 52-week period ended December 29, 2002 were $180.3 million, a decrease of $34.1 million, or 15.9%, compared to revenues of $214.4 million for the 52-week period ended December 30, 2001. The decline in revenue was attributable to the economic downturn, the closing of under-performing offices over the past two years and a slowdown in construction labor requirements within key operating areas.

Gross Profit: The Company defines gross profit as revenues less the cost of providing services, which includes: wages and permanent placement commissions, employer payroll taxes (FICA, unemployment and other general payroll taxes), workers' compensation costs related to temporary associates and permanent placement counselors and other temporary payroll benefits; costs related to independent contractors utilized by the Company; and other direct costs related to placement of temporary associates. Gross profit for the 52-week periods ended December 29, 2002 and December 30, 2001 was $36.4 million and $46.3 million, respectively, a decrease of $9.9 million, or 21.4%. For the 52-week periods ended December 29, 2002 and December 30, 2001, gross profit margin was 20.2% and 21.6%, respectively. The margin decline was primarily the result of increased pricing competition for staffing services, higher workers' compensation insurance costs and a reduction in the higher margin permanent placement business. As part of the Company's renewed workers' compensation insurance for fiscal 2002, the Company was required to pay higher premium costs. Although some of the increased costs have been passed through as price increases to its customers, given the competitive nature of the staffing industry, the Company has not been able to pass through all cost increases. In addition, the Company anticipates that additional increases in workers' compensation rates and unemployment tax rates in states where the Company is doing business will continue to have a negative impact on gross profit through fiscal 2003.

Operating Expenses: Operating expenses include, among other things, staff employee compensation, rent, depreciation, amortization of intangibles and advertising. Total operating expenses as a percentage of revenues increased to 26.8% for the 52-week period ended December 29, 2002, compared to 20.0% for the 52-week period ended December 30, 2001. The increase was due primarily to the impairment of goodwill and certain trademarks and trade names. The impairment charge was partially offset due to cost savings realized as a result of the Company's restructuring efforts.

         Selling, general and administrative expenses ("SG&A"), as a percentage of revenues, decreased slightly for the 52-week period ended December 29, 2002 to 17.6%, compared to 17.7% for the 52-week period ended December 30, 2001. The decrease in SG&A as a percentage of revenues was due primarily to a cost reduction plan implemented by the Company.

         As previously discussed, the Company adopted SFAS No. 142 at the beginning of fiscal 2002. During the fourth quarter of fiscal 2002, the Company completed its required annual impairment test and, as a result, wrote off an additional $13.9 million in related goodwill and other indefinite-lived intangible assets. Additionally, the Company recognized $48,000 in depreciation and amortization of identifiable assets with a finite life in fiscal 2002. For the comparable 52-week period ended December 30, 2001, the Company recognized $3.6 million in depreciation and amortization of goodwill, trademarks and trade names and intangible assets.

         Restructuring charges for the 52-week period ended December 29, 2002, which added an additional 0.4% to operating expenses, related primarily to the closure and consolidation of under-performing branch offices as well as reductions in personnel. The Company is endeavoring to reduce potential future lease payments by subleasing the closed facilities or negotiating discounted buyouts of the lease contracts.

         The Company has subleased some of the facilities for which it is contractually obligated, and in such instances has reduced the amount of the liability carried on the Company's books by the anticipated sublease payments from such properties. However, if the sublessee defaults on its lease obligations, the Company is liable for any remaining lease payments, which could have a negative impact on the Company's future profitability. Currently, the Company has entered into sublease agreements with respect to seven facilities, which represents $1.0 million in sublease payments to the Company. The Company currently does not anticipate that any of the current sublease holders will default on their obligations; however, there can be no assurance that such a default will not occur.

(Loss) Income from Operations: Loss from operations for the 52-week period ended December 29, 2002 was ($11.9) million, compared to income from operations of $3.5 million for the 52-week period ended December 30, 2001. Operating margin was (6.6%), compared to 1.6% for the comparable period of the prior year. The decrease in operating margin was due largely to the additional impairment of goodwill and certain other indefinite-lived intangible assets and a decrease in gross profit.

Interest Expense: Interest expense for the 52-week period ended December 29, 2002 was $3.3 million, compared to $3.0 million for the 52-week period ended December 30, 2001, an increase of $300,000, or 10%. The increase in the interest expense was due primarily to an increase in interest rates and additional debt issuance costs associated with the Company's note purchase agreements and credit facility.

Income Taxes: During the 52-week period ended December 29, 2002, the Company received $4.5 million in income tax refunds. The Company expects that a portion of its tax loss for fiscal 2002, generated as a result of the sale of its IT and Truex operations, will be available for carryback against its 1997 tax year. As a result, the Company anticipates receiving an additional $3.8 million in federal and state income tax refunds in fiscal 2003 with respect to the 2002 fiscal year. The refunds are primarily a result of the Company's recognition, during the first quarter of fiscal 2002, of a federal tax benefit of $7.9 million, due primarily to the enactment of the 2002 Job Act, which was signed into law on March 9, 2002. The 2002 Job Act contains certain provisions that provide favorable tax treatment for the Company. Among such provisions is the extension of the net operating loss carryback period from two years to five years for net operating losses arising in tax years ending in 2001 and 2002. These provisions also allow companies to use the net operating loss carrybacks to offset 100 percent of alternative minimum taxable income. In accordance with SFAS No. 109, "Accounting for Income Taxes," the effect of the change in the law was accounted for in the first quarter of fiscal 2002, the period in which the law became effective.

As of December 29, 2002, the Company had recorded a tax valuation allowance for its entire net deferred income tax assets of $24.2 million. The valuation allowance was recorded given the cumulative losses incurred by the Company and the Company's belief that it is more likely than not that the Company will be unable to recover the net deferred tax assets.

Fiscal 2001 Compared to Fiscal 2000 from Continuing Operations

Revenues: Revenues decreased by $42.7 million, or 16.6%, to $214.4 million for the 52-week period ended December 30, 2001, compared to $257.1 million for the 52-week period ended December 31, 2000. The decrease was due primarily to reduced demand for temporary services as a result of the broad downturn in the economy coupled with a reduction in revenue from closing under-performing offices. The Company also has seen a significant decrease in permanent placement revenues.

Gross Profit: Gross profit margin for the 52-week period ended December 30, 2001 was 21.6%, compared to 22.0% for the 52-week period ended December 31, 2000. The margin decline from the comparable period of the prior year was primarily a result of increased pricing competition for staffing services coupled with a reduction in the higher margin permanent placement business.

Operating Expenses: Total operating expenses as a percentage of revenues were 20.0% for the 52-week period ended December 30, 2001, compared to 20.3% for the 52-week period ended December 31, 2000. During the 52-week period ended December 31, 2000, the Company recorded an impairment charge on intangible assets of $3.1 million. The reduction in total operating expenses related to the loss on impairment of goodwill and intangibles was partially offset by cost reductions described below.

         Selling, general and administrative expenses, as a percentage of revenues, for the 52-week period ended December 30, 2001 were 17.7%, compared to 17.6% for the 52-week period ended December 31, 2000. The increase as a percentage of revenues was due primarily to the Company's revenues declining faster than the corresponding reduction in selling, general and administrative expenses.

         Restructuring charges for the 52-week period ended December 31, 2001 added 0.6%, or $1.3 million, in additional operating expenses. The restructuring charges were the result of the closure or consolidation of unprofitable branch offices and related costs, the Company's estimate of future lease costs to be incurred in relation to those offices, severance charges related to the elimination of various operational and senior level management positions and certain legal costs related to refinancing of the Company's revolving credit facility and note purchase agreements. During the 52-week period ended December 30, 2001, excluding the remaining Inteliant offices to be disposed of, the Company reduced its staff by approximately 142 full-time equivalent employees, or 25.4%, and closed or consolidated 35 offices.

Income from Operations: Income from operations for the 52-week period ended December 30, 2001 was $3.5 million, a decrease of $0.8 million, compared to $4.3 million for the 52-week period ended December 31, 2000. Operating margin was 1.6%, compared to 1.7% for the comparable period of the prior year. The decrease in operating margin was due largely to the decrease in gross profit.

Income Taxes: For the 52-week period ended December 30, 2001, the Company recognized a tax provision of $5.2 million. The income tax provision was caused primarily by recognition of $5.2 million of deferred tax asset valuation allowances. The valuation allowance was recorded given the losses incurred and the uncertainties regarding future operating profitability and taxable income.

Liquidity and Capital Resources

         For the 52-week period ended December 29, 2002, net cash provided by operating activities was $4.9 million, compared to net cash provided by operating activities of $21.1 million for the 52-week period ended December 30, 2001. The change in operating cash flow was primarily a result of the net loss of the Company coupled with a net decrease in cash provided from certain working capital components, consisting primarily of collections on accounts receivable (mainly attributable to the Company's discontinued operations) and collection of income tax refunds.

         In January 2003, the Company renewed its workers' compensation policy for fiscal 2003. Under the terms of the renewed policy, the Company is required to maintain $1.3 million in cash to collateralize future claims payments under the policy. The cash amount is carried at fair value and is restricted as to withdrawal. The restricted cash is held in the Company's name with a major financial institution. Additionally, as part of the renewal, in January 2003 the Company prepaid $1.8 million in premium and administrative costs for a six-month policy. In July 2003, the Company will be required to pay an additional $660,000 to continue coverage through December 2003. Pursuant to the policy renewal in July 2003, the Company also may be required to post additional collateral in addition to any cash payments. However, there can be no assurance that the Company will be able to post all of the collateral that might be required by ACE to continue the policy through December 2003. In the event the policy is not renewed by ACE, the Company would be required to seek workers' compensation coverage from other carriers, including carriers of last resort which typically have higher premium costs. The Company anticipates that increasing workers' compensation costs will continue to have a negative impact on future operating capital.

         The Company's investing activities for the 52-week period ended December 29, 2002 used $485,000, compared to $6.1 million for the 52-week period ended December 30, 2001. All investing activities for the 52-week period ended December 29, 2002 were used to purchase property and equipment. By comparison, during the 52-week period ended December 30, 2001 the Company used $1.5 million for purchases of property and equipment, $2.2 million for payments on acquisition earnouts and $2.4 million for a working capital loan to the purchaser of certain assets of the Company.

         Net cash used by the Company's financing activities for the 52-week period ended December 29, 2002 was $4.8 million, primarily due to payments to the Noteholders and on the Company's credit facility. Net cash used in the Company's financing activities for the comparable prior year period ended December 30, 2001 was $15.2 million, attributable primarily to payments to the Noteholders and to payments on the Company's revolving credit facility.

         On April 15, 2002, the Company entered into a Fifth Amendment to the Amended and Restated Credit Agreement and Waiver (the "Fifth Credit Amendment") with the Lenders to extend the Company's line of credit. Pursuant to the Fifth Credit Amendment, the Company's line of credit was reduced from $18.0 million to $16.0 million, $6.0 million of which was available for borrowing in cash with a maturity date of September 1, 2003, and $10.0 million of which was available under letters of credit to be issued solely as required by the Company's workers' compensation insurance provider, with a maturity date of January 1, 2004. In addition, certain financial covenants of the Company were modified. The Company paid the Lenders $78,000 upon execution of the Fifth Credit Amendment. In addition, the Company paid an aggregate of $2.6 million of the outstanding borrowings under the revolving credit facility. Such payments permanently reduced the line of credit available to the Company for borrowing in cash to less than the $6.0 million stated above.

         As of December 29, 2002, the Company's borrowing limits under the line of credit were $3.4 million and the Company had borrowing availability of $2.4 million. As of December 29, 2002, the Company was in compliance with all covenants under the Fifth Credit Amendment.

         Also on April 15, 2002, the Company entered into an Amendment No. 3 to Note Purchase Agreement ("Amendment No. 3") with the Noteholders. The Noteholders consented to the Company entering into the Fifth Credit Amendment described above. During the 52-week period ended December 29, 2002, the Company paid $5.8 million in scheduled and supplementary principal payments on its senior notes. As consideration for their approval of Amendment No. 3, the Company paid an amendment fee to the Noteholders of $145,475, as well as fees and expenses of the Noteholders' special counsel. Additionally, as required by both the credit facility and the note purchase agreements, the Company has retained a financial advisor to assist in refinancing, restructuring or recapitalizing the Company.

         On March 31, 2003, the Company entered into the Sixth Credit Amendment with the Lenders to extend the Company's line of credit. Pursuant to the Sixth Credit Amendment, the maturity date of the Company's line of credit was extended to April 30, 2004. In addition, certain financial covenants under the Company's credit facility have been modified. As provided in the Sixth Credit Amendment, the Company will pay to the Lenders four equal payments of $156,500 in successive months beginning in September 2003. Such payments will permanently reduce the line of credit available to the Company in cash. However, any such reductions in the aggregate commitment shall not apply if they would reduce the cash available for borrowing below $2.5 million. As of March 31, 2003, the Company had outstanding borrowings under the revolving credit facility of approximately $2.5 million.

         Also on March 31, 2003, the Company entered into Amendment No. 4 with the Noteholders, whereby the Noteholders modified certain financial covenants under the Company's existing note purchase agreements. Amendment No. 4 provides that the Company will pay to the Noteholders four equal payments of $343,500 in successive months beginning in September 2003, to be applied pro rata among the holders of the Series A and Series B notes. Additionally, the maturity date of the Series A notes was extended to April 30, 2004. As consideration for Amendment No. 4, the Company will pay all fees and expenses of the Noteholders' special counsel.

         Amendment No. 4 and the Sixth Credit Agreement provide that the Company shall pay to the Lenders and the Noteholders any federal, state or local tax refund or repayment, which amount shall be distributed pursuant to the Amended Intercreditor Agreement. If the Company receives any tax refund arising from the 2002 Job Act relating to net operating loss carrybacks, the Company will be able to retain $3.8 million of such refund for working capital purposes and collateral requirements arising under its credit facility and letters of credit. Any such prepayments paid to the Lenders also will be treated as a permanent reduction in the line of credit available to the Company for borrowing in cash under the revolving credit facility.

         Pursuant to Amendment No. 4 and the Sixth Credit Amendment, the Company shall cause an offering memorandum for the recapitalization of the Company's debt obligations to be prepared and distributed no later than April 30, 2003. Additionally, the Company is to use its best efforts to obtain a firm commitment or signed letter of intent regarding such recapitalization prior to July 31, 2003. In the event the Company does not have a firm commitment or signed letter of intent by such date, the Company will be required to pay $250,000, to be distributed pursuant to the Amended Intercreditor Agreement.

         The Company believes that these sources of funds plus cash reserves and cash flow from operations will be sufficient to meet anticipated needs for working capital, capital expenditures and debt service obligations, at least through fiscal 2003. If the Company were to experience a significant downturn in its business, additional capital would be required in order to continue operations. Should this occur, the Company would be required to consider a number of strategic alternatives, including the closure of certain locations or the sale of certain or all of its assets. In the current economic environment, management believes that any such sale would be at depressed prices that could be significantly lower than the net book value of assets sold and may not be sufficient to satisfy its liabilities.

         For the period ended December 29, 2002, the Company continued under its plan to streamline its corporate structure by consolidating or closing branch offices in under-performing markets. During the 52-week period ended December 29, 2002, the Company recorded a restructuring charge of $749,000, primarily related to a change in the estimate of future lease obligations and severance costs associated with the elimination of a senior executive position as well as other operational positions. The Company is endeavoring to reduce potential future lease payments by subleasing abandoned facilities or negotiating discounted buyouts of such lease contracts. At December 29, 2002, the remaining accrued lease costs totaled $155,000. The Company's estimates may change based on its ability to effectively reduce such future lease payments. Also as noted in Part I, Item 3. "Legal Proceedings," the Company negotiated a settlement of an outstanding claim against its subsidiary, Inteliant. As a result of the negotiated settlement, Inteliant paid $500,000 to the plaintiff to settle the claims, in addition to amounts paid by the Company's insurance carrier. The Company accrued for the settlement during the 13-week period ended June 30, 2002.

         The following tables provide information on future payments under the Company's debt agreements and capital commitments, including maturities on borrowings and future minimum lease payments under non-cancelable operating leases (in thousands):

                                                                           Payments due by period
                                                 ---------------------------------------------------------------------------
  Contractual Obligations
                                        Total         Less than 1 year       1-3 years          4-5 years        After 5 years
Long-Term Debt                 $       23,341       $       1,374     $       17,749     $       4,218        $          --
Operating Leases                        4,331               2,202              1,987               142                   --
Lines of Credit                           994                  --                994                --                   --
Workers' Compensation                   1,360               1,360                 --                --                   --
                             ------------------- ------------------ ------------------ ------------------- -----------------
Total Contractual Cash
    Obligations                $       30,026       $       4,936     $       20,730     $       4,360        $          --
                             ------------------- ------------------ ------------------ ------------------- -----------------

                                                                   Amount of Commitment Expiration Period
                                                 ---------------------------------------------------------------------------
Other Commercial                  Total Amounts
Commitments                          Committed    Less than 1 year       1-3 years          4-5 years        After 5 years
                             ------------------- ------------------ ------------------ ------------------- -----------------
Letters of Credit                      10,000              10,000                 --                --                   --
                             ------------------- ------------------ ------------------ ------------------- -----------------

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

Impact of Recent Accounting Pronouncements

        In June 2002 the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. Additionally, this statement also establishes that fair value is the objective for initial measurement of the liability. The Company currently is assessing the impact the adoption of the accounting provisions will have on the Company's financial position and results of operations.

        In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 but allow for earlier application. The Company does not plan to adopt the fair valued based method of accounting and therefore the adoption of this standard will not have an impact on the Company's financial position or results of operations.

        In  November  2002 the FASB  issued  Financial  Interpretation  No.  45,
"Guarantor's Accounting and Disclosure Requirements, including Indirect Guarantees of Indebtedness of Others," ("FIN 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the required disclosure provisions and currently is assessing the impact the adoption of the remaining provisions will have on the Company's financial position and results of operations.

        In January 2003 the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses the consolidation of business enterprises of variable interest entities as defined therein and applies immediately to variable interest entities created or obtained after January 31, 2003. The Company does not anticipate that the impact of the adoption of these provisions will have a material impact on the Company's financial position and results of operations.

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

Revolving Credit Facility: The Company's revolving credit facility bears interest at the prime rate plus 3.0%; at December 29, 2002, the prime rate was 4.75%. As of December 29, 2002, the Company had $994,000 of advances outstanding under the revolving credit facility.

Senior Notes: For the 52-week period ended December 29, 2002, the Company's outstanding borrowings on the senior notes were $23.3 million, with a weighted average fixed interest rate of 9.42%. As stated above, any changes in the fair value of the senior notes generally will not have a significant impact on the Company unless the Company is required to refinance the senior notes. The fair value of the Company's senior notes is $24.3 million at December 29, 2002 and is estimated by discounting expected cash flows at 7.25% over the expected maturities of the senior notes. If the discount rate were to increase by 10% to 8.0%, the estimated fair value of the obligation on the senior notes would be $24.0 million. If the discount rate were to decrease by 10% to 6.5%, the estimated fair value of the obligation on the senior notes would be $24.6 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
         ------------------------------------------
         Consolidated   Financial   Statements   of  the  Company   meeting  the
requirements of Regulation S-X are filed on the succeeding  pages of this of this Annual Report on Form 10-K, as listed below:

                                                                                                              Page
Independent Auditors' Report....................................................................................24
Consolidated Balance Sheets as of December 29, 2002 and December 30, 2001.......................................25
Consolidated Statements of Operations for the fiscal years ended
     December 29, 2002, December 30, 2001 and December 31, 2000.................................................27
Consolidated Statements of Shareholders' Equity for the fiscal years ended
     December 29, 2002, December 30, 2001 and December 31, 2000.................................................29
Consolidated Statements of Cash Flows for the fiscal years ended
     December 29, 2002, December 30, 2001 and December 31, 2000.................................................30
Notes to Consolidated Financial Statements......................................................................32

         Other schedules required under Regulation S-X are listed in Item 16 of this Report.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders of SOS Staffing Services, Inc.:

We have audited the accompanying consolidated balance sheets of SOS Staffing Services, Inc. (a Utah corporation) and subsidiaries as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 29, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SOS Staffing Services, Inc. and subsidiaries as of December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in the year ended December 29, 2002.





/s/  KPMG LLP
-------------
     KPMG LLP

Salt Lake City, Utah
February 19, 2003, except as to Notes 1 and 13, which are as of April 11, 2003

                           SOS STAFFING SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  As of December 29, 2002 and December 30, 2001


                                     ASSETS
                                 (in thousands)
                                                                      December 29,            December 30,
                                                                         2002                     2001
                                                                   ------------------       -----------------
CURRENT ASSETS
      Cash and cash equivalents                                       $        495             $        879
      Accounts receivable, less allowances of
          $1,031 and $2,267, respectively                                   15,130                   21,995
      Prepaid expenses and other                                               741                    1,126
      Income tax receivable                                                  3,806                      367
                                                                   ------------------       -----------------
          Total current assets                                              20,172                   24,367
                                                                   ------------------       -----------------

PROPERTY AND EQUIPMENT, at cost
      Computer equipment                                                     4,899                    6,082
      Office equipment                                                       2,855                    3,808
      Leasehold improvements and other                                       1,351                    1,887
                                                                   ------------------       -----------------
                                                                             9,105                   11,777
      Less accumulated depreciation and amortization                        (6,182)                  (7,269)
                                                                   ------------------       -----------------
          Total property and equipment, net                                  2,923                    4,508
                                                                   ------------------       -----------------

OTHER ASSETS
      Intangible assets, net of accumulated amortization
          of $1,947 and $12,853, respectively                               17,340                   48,060
      Restricted cash                                                        1,333                       --
      Deposits and other assets                                              1,485                    1,808
                                                                   ------------------       -----------------
          Total other assets                                                20,158                   49,868
                                                                   ------------------       -----------------

                                                                      $     43,253             $     78,743
                                                                   ------------------       -----------------

(Continued on next page)

          See accompanying notes to consolidated financial statements.


                           SOS STAFFING SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                  As of December 29, 2002 and December 30, 2001


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      (in thousands, except per share data)

                                                                       December 29,             December 30,
                                                                           2002                     2001
                                                                     -----------------        -----------------
CURRENT LIABILITIES
      Current portion of workers' compensation reserve                $         3,713           $        4,484
      Current portion of notes payable                                          1,374                    5,668
      Accrued liabilities                                                       1,775                    4,799
      Accrued payroll costs                                                     1,766                    3,492
      Accounts payable                                                            666                    1,571
                                                                     -----------------        -----------------
          Total current liabilities                                             9,294                   20,014
                                                                     -----------------        -----------------

LONG-TERM LIABILITIES
      Notes payable, less current portion                                      21,967                   23,427
      Workers' compensation reserve, less current portion                       1,747                    1,018
      Line of credit                                                              994                       --
      Deferred compensation  and other long-term liabilities                      719                      743
                                                                     -----------------        -----------------
          Total long-term liabilities                                          25,427                   25,188
                                                                     -----------------        -----------------

COMMITMENTS AND CONTINGENCIES
      (Notes 1, 3, 5, 6 and 13)

SHAREHOLDERS' EQUITY
      Common stock $0.01 par value, 20,000 shares authorized,
          12,691 shares issued and outstanding                                   127                       127
      Additional paid-in capital                                              91,693                    91,693
      Accumulated deficit                                                    (83,288)                  (58,279)
                                                                     -----------------        -----------------
          Total shareholders' equity                                            8,532                   33,541
                                                                     -----------------        -----------------

                                                                      $        43,253           $       78,743
                                                                     -----------------        -----------------

          See accompanying notes to consolidated financial statements.


                           SOS STAFFING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Fiscal Years Ended December 29, 2002, December
                         30, 2001 and December 31, 2000

                      (in thousands, except per share data)

                                                                           Fiscal Year (52 Weeks)
                                                        -------------------------------------------------------------
                                                              2002                  2001                  2000
                                                        ------------------    ------------------    -----------------
REVENUE                                                     $  180,318             $  214,403          $   257,148
DIRECT COST OF SERVICES                                        143,947                168,079              200,703
                                                        ------------------    ------------------    -----------------
     Gross Profit                                               36,371                 46,324               56,445
                                                        ------------------    ------------------    -----------------

OPERATING EXPENSES:
     Selling, general and administrative                        31,687                 37,899               45,231
     Depreciation and amortization                               2,008                  3,565                3,773
     Loss on impairment of goodwill and intangibles             13,867                     --                3,102
     Restructuring charges                                         749                  1,319                   --
                                                        ------------------    ------------------    -----------------
       Total operating expenses                                 48,311                 42,783               52,106
                                                        ------------------    ------------------    -----------------

(LOSS) INCOME FROM OPERATIONS                                  (11,940)                 3,541                4,339
                                                        ------------------    ------------------    -----------------

OTHER INCOME (EXPENSE):
     Interest expense                                           (3,342)                (3,040)              (4,068)
     Interest income                                                13                    153                  181
     Other, net                                                     51                      3                 (122)
                                                        ------------------    ------------------    -----------------
       Total, net                                               (3,278)                (2,884)              (4,009)
                                                        ------------------    ------------------    -----------------

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME         (15,218)                   657                  330
      TAXES

BENEFIT (PROVISION) FOR INCOME TAXES                             7,927                 (5,200)                (114)
                                                        ------------------    ------------------    -----------------

(LOSS) INCOME FROM CONTINUING OPERATIONS                        (7,291)                (4,543)                 216
                                                        ------------------    ------------------    -----------------

(Continued on next page)

          See accompanying notes to consolidated financial statements.

                           SOS STAFFING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (continued) For the Fiscal Years Ended December 29,
                  2002, December 30, 2001 and December 31, 2000

                      (in thousands, except per share data)


                                                                           Fiscal Year (52 Weeks)
                                                        -------------------------------------------------------------
                                                                2002                  2001                  2000
                                                        ------------------    ------------------    -----------------
LOSS FROM DISCONTINUED OPERATIONS (Note 3)                   $   (1,635)           $   (52,801)         $  (29,417)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             (16,083)                    --                  --
                                                        ------------------    ------------------    -----------------

NET LOSS                                                     $  (25,009)           $   (57,344)         $  (29,201)
                                                        ------------------    ------------------    -----------------


BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE:
     (Loss) income from continuing operations                $     (0.57)          $     (0.36)         $      0.02
     Loss from discontinued operations                             (0.13)                (4.16)               (2.32)
     Loss from cumulative effect of change in
       accounting principle                                        (1.27)                   --                   --
                                                        ------------------    ------------------    -----------------
     Net loss                                                $     (1.97)          $     (4.52)         $     (2.30)
                                                        ------------------    ------------------    -----------------

DILUTED (LOSS) INCOME PER COMMON SHARE:
     (Loss) income from continuing operations                $     (0.57)          $     (0.36)         $      0.02
     Loss from discontinued operations                             (0.13)                (4.16)               (2.32)
     Loss from cumulative effect of change in
       accounting principle                                        (1.27)                   --                   --
                                                        ------------------    ------------------    -----------------
     Net loss                                                $     (1.97)          $     (4.52)         $     (2.30)
                                                        ------------------    ------------------    -----------------

WEIGHTED AVERAGE COMMON SHARES:
     Basic                                                        12,691                12,691               12,691
     Diluted                                                      12,691                12,691               12,692

          See accompanying notes to consolidated financial statements.

                           SOS STAFFING SERVICES, INC.
                           CONSOLIDATED STATEMENTS OF
                 SHAREHOLDERS' EQUITY For the Fiscal Years Ended
              December 29, 2002, December 30, 2001 and December 31,
                                      2000

                                 (in thousands)

                                                Common Stock          Additional   Accumulated
                                         ---------------------------   Paid-in       Earnings
                                            Shares        Amount       Capital      (Deficit)        Total
                                         -------------------------------------------------------------------
BALANCE, January 2, 2000                       12,691  $    127    $   91,693    $   28,266     $   120,086
      Net loss                                     --        --            --       (29,201)        (29,201)
                                         -------------------------------------------------------------------

BALANCE, December 31, 2000                     12,691       127        91,693         ( 935)         90,885
      Net loss                                     --        --            --       (57,344)        (57,344)
                                         -------------------------------------------------------------------

BALANCE, December 30, 2001                     12,691       127        91,693       (58,279)         33,541
      Net loss                                     --        --            --       (25,009)        (25,009)
                                         -------------------------------------------------------------------

BALANCE, December 29, 2002                     12,691  $    127    $   91,693    $  (83,288)    $     8,532
                                         -------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.


                           SOS STAFFING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Fiscal Years Ended December 29, 2002, December
                         30, 2001 and December 31, 2000

                                 (in thousands)
                                                                                 Fiscal Year (52 Weeks)
                                                               ----------------------------------------------------------
                                                                     2002                2001                 2000
                                                               -----------------   ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $   (25,009)        $   (57,344)          $   (29,201)
   Adjustments to reconcile net loss
       to net cash provided by operating activities:
      Cumulative effect of change in accounting principle              16,083                  --                    --
      Loss on impairment of intangibles                                13,867                  --                    --
      Depreciation and amortization                                     2,008               3,891                11,754
      Deferred income taxes                                                --               5,424                (2,965)
      Loss on disposition of discontinued operations                      805              51,734                39,179
      Changes in operating assets and liabilities:
        Restricted cash                                                (1,333)                 --                    --
        Accounts receivable, net                                        6,865              21,694                 5,180
        Prepaid expenses and other                                        385                  72                   304
        Deposits and other assets                                         323                 (54)                  308
        Accounts payable                                                 (905)             (1,096)                  146
        Accrued payroll costs                                          (1,726)             (6,779)                1,834
        Workers' compensation reserve                                     (42)               (250)                  557
        Accrued liabilities                                            (3,024)             (3,737)                 (665)
        Income taxes                                                   (3,439)              7,497                (8,904)
                                                               -----------------   ------------------   -----------------
         Net cash provided by operating activities                      4,861              21,052                17,527
                                                               -----------------   ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in equity securities                                         --                  --                (1,250)
   Purchases of property and equipment                                   (485)             (1,543)               (2,918)
   Payments on acquisition earnouts                                        --              (2,217)               (3,358)
   Proceeds from sale of property and equipment                            --                  --                    22
   Proceeds from sale of the IT consulting division                        --                  --                 1,000
   Issuance of note receivable                                             --              (2,421)               (1,000)
                                                               -----------------   ------------------   -----------------
         Net cash used in investing activities                           (485)             (6,181)               (7,504)
                                                               -----------------   ------------------   -----------------


 (Continued on next page)

          See accompanying notes to consolidated financial statements.


                           SOS STAFFING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               (continued) For the Fiscal Years Ended December 29,
                  2002, December 30, 2001 and December 31, 2000

                                 (in thousands)

                                                                       2002                  2001                 2000
                                                                -------------------   -------------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                                        $    14,384           $    26,992           $    13,288
   Principal payments on borrowings                                    (19,144)              (42,169)              (24,703)
                                                                -------------------   -------------------   -----------------
         Net cash used in financing activities                          (4,760)              (15,177)              (11,415)
                                                                -------------------   -------------------   -----------------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                                   (384)                 (306)               (1,392)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                                       879                 1,185                 2,577
                                                                -------------------   -------------------   -----------------

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                                     $       495           $       879           $     1,185
                                                                -------------------   -------------------   -----------------


SUPPLEMENTAL  CASH FLOW INFORMATION:
   Cash paid (received) during the period for:
     Interest                                                      $     3,804            $    3,297           $     4,004
     Income taxes                                                       (4,487)               (7,721)                  290

          See accompanying notes to consolidated financial statements.



SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION

During fiscal 2001, the Company exchanged an investment in common stock valued at approximately $1.3 million for a perpetual royalty free license for certain software technology used by the Company.

          See accompanying notes to consolidated financial statements.

                           SOS STAFFING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Nature of Operations

         SOS Staffing Services, Inc. ("SOS" or the "Company") is a provider of staffing and consulting services primarily in the western United States. As of December 29, 2002, SOS operated a network of 85 offices located in 13 states. The Company provides a broad range of services including clerical, industrial and light industrial, technical, specialty and other professional services.

         The Company requires significant working capital in order to operate its business. While the Company's cash flow from operations was positive in 2002, the Company has historically experienced periods of negative cash flow from operating and investment activities, especially during seasonal peaks in revenue experienced in the second and third quarters of the year. As required by its lenders and holders of its senior notes, the Company has retained a financial advisor to assist in refinancing, restructuring or recapitalizing the Company. The Company is required, under the terms of its amended credit facility and note purchase agreements, to have prepared an offering memorandum for the recapitalization of the Company's senior notes and lines of credit no later than April 30, 2003.

          The Company's level of indebtedness will have several important effects on its future operations, including, without limitation: (i) a portion of Company's cash flow from operations will be dedicated to the payment of any interest required with respect to outstanding indebtedness; (ii) any increases in the Company's outstanding indebtedness may require the Company to redirect cash from working capital obligations to service of its corporate debt obligations; and (iii) depending on the levels of its outstanding debt, the Company's ability to obtain additional financing for working capital, capital expenditures, workers' compensation insurance coverage, general corporate and other purposes may be limited.

          The Company's ability to make payments of principal and interest on its indebtedness depends upon the Company's future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting the Company's operations, many of which are beyond the Company's control. Any inability of the Company to satisfy its debt obligations may have a material adverse effect on the Company.

          The Company's credit facility contains strict financial covenants. Among other things, these covenants require the Company to maintain certain earnings and a certain ratio of earnings to fixed expenses. Recently, the Company negotiated amendments to these covenants to ensure the Company's continued compliance with their restrictions. There can be no assurance that its lenders would consent to such amendments on commercially reasonable terms in the future if the Company once again required such relief. In the event that the Company does not comply with the covenants and the lenders do not consent to such non-compliance, the Company would be in default of its credit facility, which could subject the Company to penalty rates of interest and accelerate the maturity of the outstanding balances. Moreover, provisions within the Company's Amended and Restated Intercreditor Agreement dated as of March 31, 2003 among State Street Bank and Trust Company, as collateral agent, Wells Fargo Bank, National Association, as administrative agent and as a lender and the noteholders (the "Amended Intercreditor Agreement") accelerate repayment of the Company's indebtedness under the credit facility and the note purchase agreements in the event the Company defaults under either the credit facility or the note purchase agreements. Accordingly, in the event of such a default, the Company could be required to seek additional sources of capital to satisfy the Company's working capital needs. These additional sources of financing may not be available on commercially reasonable terms or at all.

2.       Summary of Significant Accounting Policies

Fiscal Year - The Company's fiscal year ends on the Sunday closest to December 31, which results in a 52- or 53-week year. The fiscal year ended December 29, 2002 ("fiscal 2002"), the fiscal year ended December 30, 2001 ("fiscal 2001") and the fiscal year ended December 31, 2000 ("fiscal 2000") each contained 52 weeks.

Principles of Consolidation - The consolidated financial statements include the accounts of SOS Staffing Services, Inc. and its wholly owned subsidiaries, Devon & Devon Personnel Services, Inc., Industrial Specialists, Inc., formerly known as ServCom Staff Management, Inc., SOS Collection Services, Inc. and Inteliant Corporation ("Inteliant"). All significant intercompany transactions have been eliminated in consolidation.

                           SOS STAFFING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Revenue Recognition - Revenues generated from employees on customer assignments are recognized as income at the time service is provided, while revenues generated from permanent placement services are recognized at the time the customer agrees to hire a candidate supplied by the Company.

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

Deposits and Other Assets - The Company's deposits and other assets at December 29, 2002 and December 30, 2001 consisted primarily of the following (in thousands):

                                                2002            2001
                                          --------------- ---------------
     Restricted investments                        629             743
     Deposits and other                            856           1,065
                                          --------------- ---------------
                                            $    1,485      $    1,808
                                          --------------- ---------------


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

Intangible Assets - As of the beginning of fiscal 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require that such assets be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, and written down to fair value. In order to assess the fair value of its goodwill and indefinite-lived intangible assets as of the adoption date, the Company estimated the fair market value of its assets and liabilities using a combination of present value and multiple of earnings valuation techniques. Based upon the results of the valuation, the Company wrote off $8.0 million of goodwill and $8.1 million in trademarks and trade names as a cumulative effect of the change in accounting principle.

         Additionally, during the fourth quarter of fiscal 2002 the Company performed its annual impairment test of goodwill and other intangibles as required by SFAS No. 142. As a result of applying such fair-value-based test, the Company recorded an additional charge of $13.9 million, consisting of a write down of goodwill of $9.5 million and a write down of trademarks and trade

                           SOS STAFFING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

names of $4.4 million. Also during the 52-week period ended December 29, 2002, the Company disposed of all of the assets of its Truex operations and wrote off goodwill of $286,000 and trademarks and trade names of $421,000 as part of discontinued operations (see Note 3).

         As of December 29, 2002 and December 30, 2001, intangible assets consisted of the following:

                                                                             2002                 2001
                                                                    -------------------- --------------------

    Goodwill                                                           $     14,724         $     37,119
    Trademarks and trade names                                                2,569               18,046
    Other definite-lived intangible assets                                    1,994                2,426
                                                                    -------------------- --------------------
                                                                             19,287               57,591
    Less:
        Accumulated amortization goodwill                                        --               (4,639)
        Accumulated amortization trademarks and trade names                      --               (2,613)
        Accumulated amortization other intangible assets                     (1,947)              (2,279)
                                                                    -------------------- --------------------
    Net intangible assets                                               $    17,340          $    48,060
                                                                    -------------------- --------------------

         Prior to the adoption of SFAS No. 142, goodwill and trademarks and trade names were amortized using the straight-line method over 30 years and were assessed for impairment based upon the future undiscounted net cash flows over the remaining life. Other definite-lived intangible assets consisting of non-compete agreements and other intangibles are amortized using the straight-line method generally over three to six years.

          The following table provides a reconciliation of reported income from continuing operations for the 52-week periods ended December 29, 2002, December 30, 2001 and December 31, 2000 to the adjusted income from continuing operations, excluding amortization expense relating to goodwill and trademarks and trade names:

                                                                         Fiscal Years Ended
                                                         ----------------------------------------------------
                                                           December 29,     December 30,     December 31,
                                                               2002             2001             2000
                                                         ---------------------------------------------------
Reported (loss) income from continuing operations            $    (7,291)     $    (4,543)    $       216
Add back: goodwill amortization, net of income taxes                  --            1,101             799
Add back: trademark and trade names amortization, net
    of income taxes                                                   --              490             323
                                                         ---------------------------------------------------
Adjusted (loss) income from continuing operations            $    (7,291)     $    (2,952)    $     1,338
                                                         ---------------------------------------------------

Basic and diluted (loss) income from continuing
    operations per common share:
    Reported (loss) income                                   $     (0.57)       $   (0.36)     $     0.02
    Goodwill amortization net of income taxes                         --             0.09            0.06
    Trademark and trade names amortization, net of
      income taxes                                                    --             0.04            0.03
                                                         ---------------------------------------------------
    Adjusted (loss) income from continuing operations        $     (0.57)       $   (0.23)     $     0.11
                                                         ---------------------------------------------------

Accounting for the Impairment of Long-Lived Assets - Long-lived tangible assets and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of an asset group and its eventual disposition. Measurement of an impairment loss for such assets is based on the fair value of the asset.

         Workers' Compensation - For fiscal 2002 and fiscal 2001, the Company maintained a self-insured workers' compensation policy through ACE USA ("ACE"), an insurer, with a deductible of $300,000 per occurence and an aggregate cap of $10.8 million, adjusted based on actual payroll. In January 2003, the Company renewed its workers' compensation policy with ACE for the first six months of fiscal 2003. As part of the renewal, the Company was required to pay in advance $1.8 million in premium and administrative costs for a six-month policy. In July 2003, the Company will be required to pay an additional $660,000 to renew the policy through December 2003. The Company also may be required to post

                           SOS STAFFING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


additional  collateral.  Additionally,  the  aggregate cap was  eliminated.  The
Company is required to pay higher premium costs under the renewed policy; however, the rates cannot be adjusted during the period from July 2003 through December 2003. Under the policy, the Company is required to provide to ACE letters of credit not to exceed $10.0 million, plus restricted cash of $1.3 million as collateral for future claims payments under the insurance plan. As of December 29, 2002, letters of credit provided as security were $9.9 million. In addition to the Letters of Credit and restricted cash, the Company also has deposited, and is required to maintain on deposit, with ACE an amount equal to eleven days of claims expenses based on actual expenditures by ACE during the prior three-month period. The Company also is required to fund into an account, on a weekly basis, an amount equal to the actual payments made by ACE on claims during the previous week as reimbursement to ACE for such payments. If claims payments on any specific claim exceed the deductible amount of $300,000, the Company is not required to reimburse the fund for those payments over and above the deductible. Some states in which the Company operates do not permit private insurance for workers' compensation; where this is the case, the Company is covered by appropriate state insurance funds.

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

Accrued Leases - The Company leases office facilities under noncancelable operating leases. With respect to offices the Company has vacated while the lease is still in effect, the Company records its estimated liability in the period it leaves the office space. In some instances, the Company has subleased the facilities that currently are not used by the Company and has reduced the amount of such liability carried on the Company's books by the estimated sublease payments relating to such properties. However, if any of the sublessees defaults on its lease obligations, the Company is liable for any outstanding lease payments.

Income Taxes - The Company records income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is established when it is more likely than not that a deferred tax asset is not realizable in the foreseeable future.

Accounting for stock based compensation - The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

         Had compensation cost been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's income from continuing operations and earnings per share for fiscal 2002, fiscal 2001 and fiscal 2000 would approximate the pro forma amounts below (in thousands, except per share data):

                                                                2002             2001              2000
                                                        ----------------- ---------------- -----------------
     (Loss) income from continuing operations-
       As reported                                          $    (7,291)    $    (4,543)     $      216
       Total fair-value-based option compensation
           expense, net of income tax                             1,159           1,623           1,355
                                                        ----------------- ---------------- -----------------
       Pro forma                                                 (8,450)         (6,166)         (1,139)
                                                        ----------------- ---------------- -----------------
     Basic and diluted EPS from continuing operations-
       As reported                                          $     (0.57)     $    (0.36)     $     0.02
       Pro forma                                                  (0.67)          (0.49)          (0.09)

                           SOS STAFFING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In determining the fair-value based option compensation expense in the table above, the fair market value of each option was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                              2002             2001              2000
                                                        ----------------- ---------------- -----------------
     Risk free rate of return                                 3.9%             4.8%              6.0%
     Expected dividend yield                                  0.0%             0.0%              0.0%
     Volatility                                                93%              80%               73%
     Expected life for director options                     7 years           7 years          7 years
     Expected life for employee options                     5 years           5 years          5 years

         The weighted-average fair value of options granted was $0.68, $0.77 and $1.89 per share for grants made during fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

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

         At the end of fiscal 2002 and fiscal 2001, there were outstanding options to purchase 1,471,000 and 1,179,000 shares of common stock, respectively, that were not included in the computation of diluted loss from operations per common share because of the Company's loss from continuing operations. At the end of fiscal 2000, there were outstanding 824,000 shares of common stock that were not included in the computation of diluted income from operations per common share because the options' exercise prices were greater than the average market price of the common shares.

Concentrations of Credit Risk - The Company's financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. In the normal course of business, the Company provides credit terms to its customers. The Company believes its portfolio of accounts receivable is well diversified and, as a result, its concentrations of credit risks are minimal. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, but typically does not require collateral.

Fair Value of Financial Instruments - The Company's financial instruments consist primarily of debt obligations. The estimated fair value of the unsecured notes, using a discount rate of 7.25% over the expected maturities of the obligations, is $24.3 million. At December 29, 2002 the carrying amount of long-term debt was $23.3 million.

Reclassifications - Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

3.       Discontinued Operations

         During fiscal 2000, 2001 and 2002, the Company disposed of its information technology ("IT") consulting and staffing businesses of Inteliant Corporation ("Inteliant"). The Company also disposed of two other businesses determined to be non-core to the overall commercial staffing operations.

IT Consulting

         On December 29, 2000, Inteliant sold to Herrick Douglass, Inc. ("HD") its consulting division and related tangible and intangible assets. The consulting division sold to HD consisted of a full suite of information technology consulting, e-business and telecommunication services, which services were marketed to Fortune 1000, mid-tier and early stage companies, government agencies and educational institutions. As part of this transaction, the Company retained accounts receivable of approximately $9.0 million, of which approximately $7.6 million was collected during fiscal 2001 and the remaining $1.4 million was uncollectable and was written off in fiscal 2001. As part of

                           SOS STAFFING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the sale of the consulting division, the Company agreed to extend a one-year subordinated loan in the form of a promissory note to HD of up to a maximum of $3.5 million to meet HD's operating needs As of December 30, 2001, the Company had advanced to HD approximately $3.4 million. The Company was unable to collect against the note. Accordingly, during fiscal 2001, the Company wrote off the entire note to reflect that the Company will not receive the balance due on the note issued by HD. For fiscal 2000, the Company recorded an estimated loss on the disposition, net of tax, of approximately $28 million, which consisted primarily of the elimination of net assets of approximately $37.8 million (including intangible assets net of accumulated amortization of approximately $34.3 million, net property and equipment and other assets of approximately $3.5 million), offset by proceeds of $1.0 million. Additional expenses of approximately $2.4 million, primarily change of control bonuses, professional and legal fees and other transaction related charges, were incurred as part of the transaction. For fiscal 2001, an additional loss of approximately $5.0 million was recorded as a result of the write-off of receivables and the reserve on the note.

         During the 52-week period ended December 29, 2002, the Company settled an outstanding claim relating to the disposed IT consulting business (see Note 6, Commitments and Contingencies). In connection with the resolution of the matter, the Company had recorded an additional charge of $292,000 to discontinued operations during the second quarter of fiscal 2002. Additionally, as part of the sale of the IT consulting business to HD, the Company assigned certain lease agreements to HD, with the respective landlords reserving their rights against the Company in the event of default by HD. Subsequent to such sale, HD ceased operations in some areas and defaulted on some of the assumed lease agreements. The Company believes that its claims against HD are of no value, as HD is believed to be insolvent. Consequently, during the 52-week period ended December 29, 2002, the Company recorded an additional $215,000 charge to discontinued operations for accrued lease payments with respect to the properties abandoned by HD.

IT Staffing and ServCom

         In November 2001, the Company resolved to sell or abandon the assets of its IT staffing business, which represented the remaining assets and business of Inteliant and treated these actions as discontinued operations beginning in fiscal 2001. During the 52-week period ended December 29, 2002, the Company consummated the following transactions in relation to its discontinued IT staffing businesses:

o On February 25, 2002, the Company entered into an asset purchase agreement with Abacab Software, Inc. ("Abacab"), pursuant to which the Company sold certain assets of Inteliant's northern California operations for contingent payments not to exceed $600,000 in the aggregate over three years following the closing date of the transaction, based on the gross profit of the business acquired by Abacab. Abacab also assumed liabilities of $40,000. The Company retained accounts receivable of $1.1 million, of which $109,000 was outstanding as of December 29, 2002. The Company believes that the majority of the outstanding receivables are collectible. The Company originally acquired a portion of the assets sold in the transaction from Abacab. The principal of Abacab was engaged by the Company as an independent consultant and was managing the Company's northern California operations at the time of the closing of the transaction.

o Effective March 11, 2002, the Company settled a dispute with NeoSoft, Inc. ("NeoSoft"), whose assets had been acquired by Inteliant in July 1998. During fiscal 2001, NeoSoft and its principal stockholder had alleged that the Company owed more than the final earnout payment paid by the Company pursuant to the purchase agreement with NeoSoft. Under the terms of the settlement, the Company paid NeoSoft $550,000 and transferred the NeoSoft operations back to NeoSoft. In return, the Company retained all of the accounts receivable and unbilled revenue of $639,000, none of which is outstanding. As part of the settlement, the Company paid NeoSoft 15% of all accounts receivable collected as consideration for NeoSoft's assistance in collecting the receivables. Additionally, NeoSoft assumed $53,000 in accrued paid time off liability and assumed all operating leases. Furthermore, the parties released all claims including, without limitation, any claims arising under the original asset purchase agreement and under the former principal stockholder's original employment agreement. The former principal stockholder of NeoSoft was employed by the Company at the time the dispute was settled and was managing the Company's NeoSoft operations.

o Effective May 6, 2002, the Company sold certain assets related to the Kansas City, Missouri and Denver, Colorado ("Central States") operations of Inteliant for contingent payments not to exceed $1,000,000 in the aggregate over three years following the closing date of the transaction, based on the gross profit of the business acquired by the buyer. The buyer also assumed liabilities of $40,000. Additionally, the Company retained accounts receivable of $500,000, most of which has been collected as of December 29, 2002. The Company has fully reserved for any outstanding balances it estimates will not be collected. The

                           SOS STAFFING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

buyer was employed by the Company as the manager of the Central States operations at the time of the closing of the transaction.

         In addition, during fiscal 2001, the Company formalized a plan to sell its wholly owned subsidiary, ServCom Staff Management, Inc., now known as Industrial Specialists, Inc. ("ServCom"), a professional employer organization. On December 31, 2001, the Company sold substantially all of the assets of this business to an unrelated entity. The Company retained accounts receivable of $480,000, of which $61,000 was outstanding as of December 29, 2002. The Company anticipates that the remaining accounts receivable will not be collectible and has fully reserved the outstanding balance. The terms of the transaction were immaterial to the financial results of the Company.

         The Company recorded a loss on the sale of the Inteliant staffing business and ServCom for fiscal 2001 of $12.5 million, which consisted primarily of the elimination of net assets of approximately $10.6 million, including: (i) intangible assets, net of accumulated amortization, of approximately $10.0 million; and (ii) the write off of net property and equipment and other assets of approximately $0.6 million. Additional expenses of approximately $1.9 million, primarily change of control bonuses, professional and legal fees and other transaction-related charges, were incurred as part of the transaction.

Truex

         During the second quarter of fiscal 2002, due to declining revenues and the continued economic downturn in the San Francisco, California region, the Company determined to sell its Truex division, located in northern California. The Company reclassified assets of its Truex operations, including trademarks and trade names and an allocated portion of goodwill, as assets held for sale and reduced the carrying amount of assets reclassified as held for sale to the estimated fair value less selling costs. The Company estimated that the Truex assets had no fair value and consequently recorded a charge of $40,000 for the write-off of property and equipment. Additionally, the Company wrote off the remaining value of intangible assets and trademarks and trade names associated with Truex of $421,000 and wrote off related goodwill of $286,000. In August 2002, the Company entered into an agreement pursuant to which the Company transferred the Truex business and trade name to an unrelated entity for contingent payments not to exceed $300,000 in the aggregate over one year following the closing date of the transaction, based on the gross profit of the business acquired. Any contingent consideration will be recorded in discontinued operations when received.

         Operating results of the discontinued operations for the 52-week periods ended December 29, 2002, December 30, 2001 and December 31, 2000 have been classified as discontinued operations in the accompanying consolidated financial statements as follows (in thousands):

                                                                                  52 Weeks ended
                                                                 -------------------------------------------------
                                                                  December 29,     December 30,    December 31,
                                                                      2002             2001            2000
                                                                 ---------------- --------------- ----------------
IT Consulting
     Revenue                                                       $       --       $       --      $    37,169
     Direct cost of services                                               --               --           26,667
                                                                 ---------------- --------------- ----------------
     Gross profit                                                          --               --           10,502
     Operating and other expenses                                          --               --           14,187
                                                                 ---------------- --------------- ----------------
     Loss from discontinued operations before income taxes                 --               --           (3,685)
     Income tax benefit                                                    --               --            1,242
                                                                 ---------------- --------------- ----------------
                                                                 ---------------- --------------- ----------------
     Loss from discontinued operations                                     --               --           (2,443)
                                                                 ---------------- --------------- ----------------

     Loss on disposal of discontinued operations                         (497)          (5,055)         (39,179)
     Income tax benefit                                                    --               --           11,225
                                                                 ---------------- --------------- ----------------
     Net loss on disposal of discontinued operations                     (497)          (5,055)         (27,954)
                                                                 ---------------- --------------- ----------------

                           SOS STAFFING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  52 Weeks ended
                                                                 -------------------------------------------------
                                                                  December 29,     December 30,    December 31,
                                                                      2002             2001            2000
                                                                 ---------------- --------------- ----------------
IT Staffing and ServCom
     Revenue                                                               --           45,986           71,554
     Direct cost of services                                               --           38,441           55,394
                                                                 ---------------- --------------- ----------------
     Gross profit                                                          --            7,545           16,160
     Operating and other expenses                                          --            9,448           14,321
     Loss on impairment of goodwill and intangibles                        --           32,526               --
                                                                 ---------------- --------------- ----------------
     Income (loss) from discontinued operations before income
       taxes                                                               --          (34,429)           1,839
     Income tax provision                                                  --               --             (803)
                                                                 ---------------- --------------- ----------------
     Income (loss) from discontinued operations                            --          (34,429)           1,036
                                                                 ---------------- --------------- ----------------

     Loss on disposal of discontinued operations                         (162)         (12,560)              --
     Income tax benefit                                                    --               --               --
                                                                 ---------------- --------------- ----------------
     Net loss on disposal of discontinued operations                     (162)         (12,560)              --
                                                                 ---------------- --------------- ----------------

Truex
     Revenue                                                              377            1,955            5,674
     Direct cost of services                                              237            1,197            3,629
                                                                 ---------------- --------------- ----------------
     Gross profit                                                         140              758            2,045
     Operating and other expenses                                         408            1,515            2,127
     Loss on impairment of goodwill and intangibles                       707               --               --
                                                                 ---------------- --------------- ----------------
     Loss from discontinued operations before income taxes               (976)            (757)             (82)
     Income tax benefit                                                    --               --               26
                                                                 ---------------- --------------- ----------------
     Loss from discontinued operations                                   (976)            (757)             (56)
                                                                 ---------------- --------------- ----------------

Total loss from discontinued operations, net of income taxes       $   (1,635)      $  (52,801)     $   (29,417)
                                                                 ---------------- --------------- ----------------

  As of December 29, 2002, the Company had accrued approximately $680,000 for additional costs to exit its discontinued operations, related primarily to accrued lease costs, net of any anticipated sub-lease income, on unused facilities for which the Company still has a contractual obligation. However, if the sublessee defaults on its lease obligations, the Company is liable for any lease payments outstanding.

                           SOS STAFFING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Restructuring Charges

         To align staff costs and branch office requirements with existing revenue volume, the Company is streamlining its corporate structure and consolidating or closing branch offices in under-performing markets. During fiscal 2002, the Company recorded a restructuring charge of $749,000, primarily related to the consolidation or closure of 15 branch offices, as well as severance charges related to the elimination of various operational and senior level positions. The Company is endeavoring to reduce potential future lease payments by subleasing the abandoned facilities or negotiating discounted buyouts of the lease contracts. Consequently, the Company's estimates may change based on its ability to effectively reduce such future lease payments. At December 29, 2002, the remaining accrued restructuring charges totaled $155,000 and are recorded in the accompanying balance sheet as an accrued liability. The activity impacting the accrual for restructuring charges is summarized in the table below (in thousands):

                                          Contractual
                                             lease        Reductions in
                                          obligations       workforce        Other costs          Total
                                      ---------------- ----------------- ----------------- ----------------
Balance at December 31, 2000             $       --       $       --        $       --        $       --
    Charges to operations                       589              586               144             1,319
    Charges utilized                            (28)            (586)             (144)             (758)
                                      ---------------- ----------------- ----------------- ----------------
Balance at December 30, 2001                    561               --                --               561
    Charges to operations                       275              421                53               749
    Charges utilized                           (681)            (421)              (53)           (1,155)
                                      ---------------- ----------------- ----------------- ----------------
Balance at December 29, 2002             $      155               --                --        $      155
                                      ---------------- ----------------- ----------------- ----------------

5.       Credit Facilities and Notes Payable

         On April 15, 2002, the Company entered into a Fifth Amendment to the Amended and Restated Credit Agreement and Waiver (the "Fifth Credit Amendment") with its lenders to extend the Company's line of credit. Pursuant to the Fifth Credit Amendment, the Company's line of credit was reduced from $18.0 million to $16.0 million, $6.0 million of which was available for borrowing in cash with a maturity date of September 1, 2003, and $10.0 million of which was available under letters of credit to be issued solely as required by the Company's workers' compensation insurance provider, with a maturity date of January 1, 2004. In addition, certain financial covenants of the Company were modified. The Company paid its lenders $78,000 upon execution of the Fifth Credit Amendment. In addition, the Company paid an aggregate of $2.6 million of the outstanding borrowings under the revolving credit facility. Such payments permanently reduced the line of credit available to the Company for borrowing in cash to less than the $6.0 million stated above.

         As of December 29, 2002, the Company's borrowing limits under the line of credit were $3.4 million and the Company had borrowing availability of $2.4 million. As of December 29, 2002, the Company was in compliance with all covenants under the Fifth Credit Amendment.

         Also on April 15, 2002, the Company entered into an Amendment No. 3 to Note Purchase Agreement ("Amendment No. 3") with its noteholders. The noteholders consented to the Company entering into the Fifth Credit Amendment described above. During the 52-week period ended December 29, 2002, the Company paid $5.8 million in scheduled and supplementary principal payments on its senior notes. As consideration for their approval of Amendment No. 3, the Company paid an amendment fee to its noteholders of $145,475, as well as fees and expenses of the noteholders' special counsel. Additionally, as required under both the credit facility and the note purchase agreements, the Company has retained a financial advisor to assist in refinancing, restructuring or recapitalizing the Company.

         As discussed in Note 13, the Company has amended both its line of credit agreement and senior note agreements. Under the amended agreements, certain financial covenants have been modified and the expiration on the line of credit has been extended to April 30, 2004. Additionally, the scheduled payments on the senior notes have been modified.

                           SOS STAFFING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table summarizes information regarding the Company's outstanding senior secured notes (in thousands, except interest rates):

                                                                  Outstanding                    Outstanding
                                                  Note Amount     Balance at      Payments on     Balance at
                    Rate        Default Rate                       12/30/01          Notes         12/29/02
                  ---------- -------------------- ------------- ---------------- -------------- ---------------
Series A                     Greater  of  10.72%
Due 4/30/04        8.72%     or prime plus 2%      $    5,000    $     4,156      $     (822)    $     3,334
Series B                     Greater  of  10.95%
Due 9/1/08         8.95%     or prime plus 2%          30,000         24,939          (4,932)         20,007
                                                  ------------- ---------------- -------------- ---------------
                                                   $   35,000    $    29,095      $   (5,754)    $    23,341
                                                  ------------- ---------------- -------------- ---------------

         The maturities on borrowings are as follows (in thousands):

                                 Fiscal Year Ending
                                    2003                        $     1,374
                                    2004                             13,463
                                    2005                              4,286
                                    2006                              4,218
                                                                -------------
                                                                   $ 23,341
                                                                -------------


6.       Commitments and Contingencies

Noncancelable Operating Leases - The Company leases office facilities under noncancelable operating leases. Some of these leases have renewal options for periods ranging from one to five years and contain provisions for escalation of rent payments based on increases in certain costs incurred by the landlord and on Consumer Price Index adjustments. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The Company leases certain of these facilities from various related parties (See Note 10).

         The Company has subleased some of the facilities that are not used by the Company for which the lease is still in effect and in some instances has reduced the amount of the liability carried on the Company's books by the anticipated sublease payments relating to such properties. In addition to the $155,000 of accrued obligations discussed in Note 4, the Company has $680,000, net of future lease obligations, accrued at December 29, 2002 for offices of discontinued operations, which are included in accrued liabilities in the accompanying consolidated balance sheets. However, if any of the sublessees defaults on its lease obligations, the Company is liable for any outstanding lease payments. The following table presents the Company's future lease obligations and the expected sublease payments by year for its subleased facilities (in thousands):

                       Fiscal Year          Lease        Expected sublease
                         Ending         obligations          payments
                     ---------------- ----------------- --------------------
                     2003                 $      2,202       $        608
                     2004                        1,195                209
                     2005                          598                128
                     2006                          194                 60
                     2007                          130                 10
                     Beyond                         12                 --
                                      ----------------- --------------------
                                          $      4,331       $      1,015
                                      ----------------- --------------------

         Facility rental expense for continuing operations for fiscal 2002, fiscal 2001 and fiscal 2000 totaled $2.3 million, $3.4 million and $2.8 million, respectively.

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

         On April 11, 2001, Royalty Carpet Mills, Inc. ("Royalty") filed a complaint against Inteliant for breach of contract for services to be provided by Inteliant and for professional negligence in the state of California (the "Complaint"). The Complaint requested unspecified damages, consequential damages, and attorneys' fees and costs. Royalty sought damages of $1.9 million.

                           SOS STAFFING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Royalty subsequently raised its demand to $3.0 million. Inteliant denied the allegations set forth in the Complaint and filed various counterclaims against Royalty.

         During fiscal 2002, the parties settled the litigation related to the Complaint, which included the release of Inteliant and the Company and their respective affiliates from all claims or potential claims, whether known or unknown. Neither party admitted any fault or wrongdoing. Under the terms of the settlement agreement, Inteliant paid Royalty $500,000 and Inteliant's insurance carrier paid Royalty an additional $600,000, for a total settlement of $1.1 million. Inteliant's insurance carrier also paid Inteliant's defense costs, including attorneys' fees. Also in connection with the settlement, Inteliant waived all coverage claims against its insurance carrier.

         There is no pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.

7.       Income Taxes

         The components of the (benefit) provision for income taxes from continuing operations for fiscal 2002, fiscal 2001 and fiscal 2000 are as follows (in thousands):

                                                            2002             2001              2000
                                                      ----------------- ---------------- -----------------
     Current (benefit) provision:
        Federal                                         $   (6,581)       $     (234)      $    2,655
        State                                               (1,346)               10              424
                                                      ----------------- ---------------- -----------------
                                                            (7,927)             (224)           3,079
                                                      ----------------- ---------------- -----------------
     Deferred (benefit) provision:
        Federal                                                 --             4,815           (2,557)
        State                                                   --               609             (408)
                                                      ----------------- ---------------- -----------------
                                                                --             5,424           (2,965)
                                                      ----------------- ---------------- -----------------

     Total (benefit) provision for income taxes         $   (7,927)       $    5,200       $      114
                                                      ----------------- ---------------- -----------------

         The following is a reconciliation between the statutory federal income tax rate on income (loss) from continuing operations and the Company's effective income tax on income (loss) from continuing operations for fiscal 2002, fiscal 2001 and fiscal 2000 (in thousands):

                                                            2002             2001              2000
                                                      ----------------- ---------------- -----------------
     Federal income tax at statutory rate               $   (5,326)       $      223       $      112
     State income taxes net of federal effect                 (874)                6               10
     Government sponsored hiring incentives                     --              (475)            (728)
     Non-deductible meals and entertainment                     41                29               60
     Non-deductible intangible amortization                    362                32               43
     Change in valuation  allowance for deferred tax
       assets                                               (2,385)            5,424               --
     Other                                                      34               (39)             617
                                                      ----------------- ---------------- -----------------
                                                        $   (7,927)       $    5,200       $      114
                                                      ----------------- ---------------- -----------------

                           SOS STAFFING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The components of the deferred income tax assets and liabilities at December 29, 2002 and December 31, 2000 are as follows (in thousands):

                                                                 2002              2001
                                                            ---------------- -----------------
     Deferred income tax assets:
        Intangible amortization                                 $   8,497        $   9,395
        Depreciation                                                  593              682
        Workers' compensation reserves                              2,171            2,133
        Allowance for doubtful accounts                               600            2,423
        Government sponsored tax credits carryforward               2,048            2,048
        Accrued liabilities                                           738            1,576
        Net operating loss carryforwards                           10,689            4,299
                                                            ---------------- -----------------
                                                                   25,336           22,556

     Deferred income tax liabilities:
        Loss on disposal of asset                                    (395)              --
        Other                                                        (715)            (715)
                                                            ---------------- -----------------
                                                                   (1,110)            (715)

     Less: Income tax valuation allowance                         (24,226)         (21,841)
                                                            ---------------- -----------------

     Net deferred income tax asset                              $      --        $      --
                                                            ---------------- -----------------

         As of December 29, 2002, the Company has federal net operating loss carryforwards of $26.3 million, which expire in fiscal 2022, and federal employment tax credits of $1.7 million that do not expire. Additionally, the Company has $300,000 of alternative minimum tax credit carryforwards.

         Management has concluded that it is more likely than not that the Company will not have sufficient taxable income within the carryback and carryforward period permitted by current law to allow for the realization of certain carryforwards and other tax attributes generating the net deferred tax asset. Therefore, a valuation allowance of $24.2 million and $21.8 million as of December 29, 2002 and December 30, 2001, respectively, has been provided against the net deferred tax asset.

8.       Stock-Based Compensation

Stock Incentive Plan - The Company has a stock incentive plan (the "Plan") that allows for the issuance of a maximum of 1.8 million shares of common stock to officers, directors, consultants and other key employees. The Plan allows for the grant of incentive or nonqualified options, stock appreciation rights, restricted shares of common stock or stock units and is administered by the compensation committee of the Company's board of directors. Incentive options and nonqualified options are granted at not less than 100% of the fair market value of the underlying common stock on the date of grant. At December 29, 2002 the Plan had approximately 329,000 options available to grant.

         The Company's board of directors determines the number, type of award and terms and conditions, including any vesting conditions. For fiscal 2002, fiscal 2001 and fiscal 2000 only incentive and nonqualified options were granted under the Plan. Generally, employee stock options partially vest at the date of grant and on each of the next four or five anniversary dates thereafter. The Plan also provides for an annual grant to non-employee directors of 1,000 options, which are immediately exercisable on the date of grant. Stock options granted to employees expire no later than ten years from the date of grant and stock options granted to non-employee directors expire no later than five years from the date of grant. Subsequent to December 29, 2002, the Company has issued an additional 361,500 incentive and non-qualified options.

                           SOS STAFFING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A summary of the stock option activity is as follows (in thousands, except per share data):

                                                                                         Weighted
                                                                                          Average
                                                                                      Exercise Price
                                                      Employees        Directors         Per Share
                                                   ---------------- -----------------
     Outstanding at January 2, 2000                       1,233              128          $    10.08
       Granted                                              276               10                3.30
       Forfeited                                           (556)             (86)               9.63
                                                   ---------------- -----------------
     Outstanding at December 31, 2000                       953               52                8.42
       Granted                                              439               55                1.16
       Forfeited                                           (288)             (32)               7.10
                                                   ---------------- -----------------
     Outstanding at December 30, 2001                     1,104               75                5.20
       Granted                                              428               54                1.00
       Forfeited                                           (170)             (20)               5.84
                                                   ---------------- -----------------
     Outstanding at December 29, 2002                     1,362              109          $     3.74
                                                   ---------------- -----------------

     Exercisable at December 29, 2002                       648               92          $     5.63
                                                   ---------------- -----------------

         The following is additional information with respect to the stock options (shares in thousands):

                                             Weighted-
                                              Average
                      Outstanding as of      Remaining       Weighted-Average      Exercisable At     Weighted-Average
Exercise Price Range  December 29, 2002     Contractual       Exercise Price     December 29, 2002     Exercise Price
                                            Yearly Life
--------------------- ------------------- ----------------- -------------------- ------------------- --------------------
 $  0.70 - $ 8.38      $       1,343                 7.8         $      2.38                 622           $      3.30

    8.39 -  15.65                 23                 4.3               10.44                  22                 10.34

   15.66 -  22.90                105                 5.0               19.72                  96                 19.66

                      ------------------- ----------------- -------------------- ------------------- --------------------
                               1,471                 7.5         $      3.74                 740           $      5.63
                      ------------------- ----------------- -------------------- ------------------- --------------------

9.       Employee Benefit Plans

         The Company has a 401(k) defined contribution plan. Employee contributions may be invested in several alternatives. Company contributions to the plan, including matching contributions, may be made at the discretion of the Company. The Company made no contributions to the plan for fiscal years 2002 and 2001 and contributed $348,000 for fiscal 2000. However, the Company used forfeitures of non-vested terminated employees to make matching contributions in 2002 and 2001.

         The Company also has a deferred compensation plan for certain key officers and employees that provide the opportunity to defer a portion of their compensation. Amounts deferred are held in a "Rabbi Trust," which invests in various mutual funds as directed by the participants. The trust assets are recorded as a long-term asset in the accompanying consolidated balance sheet because such amounts are subject to the claims of creditors. The corresponding deferred compensation liability represents amounts deferred by participants plus any earnings on the trust assets. At December 29, 2002 and December 30, 2001, the deferred compensation liabilities were $629,000 and $743,000, respectively.

         The Company also maintains an Employee Stock Purchase Plan whereby employees may designate a portion of their salaries to be used to purchase shares of the Company. Employees purchase shares at the average market price of all shares bought for all employees participating during a designated period. All shares are purchased through an independent broker on the open market. The Company pays all brokerage and transactional fees related to the purchase. The fees paid by the Company have not been and are not expected to be significant. Subsequent to the balance sheet date, the Company eliminated its Employee Stock Purchase Plan.

                           SOS STAFFING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      Related Party Transactions

         The Company leased its corporate office building from the adult children of certain significant shareholders of the Company. During the fourth quarter of fiscal 2002, the lease was amended to expire in March 2004, with options to renew for three successive three-year periods. As consideration for the amendment, the Company agreed to pay all real and personal property taxes levied on the facilities. Rental expense during fiscal 2002, fiscal 2001 and fiscal 2000 was $117,000, $86,000 and $83,000, respectively. Future minimum lease payments related to this lease will average $93,000 each fiscal year. In January 2003, the premises were sold to an unrelated third party. The terms of the Company's amended lease were not affected by the sale transaction.

         During fiscal 2001, the Company entered into an agreement to provide payrolling services to Underground Staffing Connection, Inc. ("Underground Staffing"), a business owned by one of the Company's branch managers. Underground Staffing provides staffing services to companies that have staffing needs in high risk areas such as underground mining. In fiscal 2002 and 2001, the Company realized $349,000 and $1.1 million, respectively, in revenue from the agreement. Amounts receivable due from Underground Staffing at December 29, 2002 were immaterial.

         The Company provides temporary help services to Wagner Farms, an entity owned by JoAnn W. Wagner, the Company's Chief Executive Officer and director. The Company provides such services on the same terms and conditions and at similar pricing as it would to unrelated third parties. During fiscal 2002, the Company received revenue of $29,018 from Wagner Farms.

         During fiscal 2002, the Company purchased internet services and computer programming and consulting from Aros.net. Kent Lewin, an employee of the Company and the Company's Chief Information Officer, is president of Aros.net and owns 34% of the entity. During fiscal 2002, the Company paid Aros.net approximately $38,000 for internet services and $6,000 for consulting and programming services. The Company believes that the terms of such services are as least as favorable as the terms that could have been obtained from an unaffiliated third party in a transaction negotiated at arm's length.

11.      Selected Quarterly Financial Data (Unaudited)

         A summary of quarterly financial information for fiscal 2002 and fiscal 2001 is as follows (in thousands, except per share data):

                                                      First Quarter   Second Quarter  Third Quarter  Fourth Quarter
                                                      --------------- --------------- -------------- ---------------
    Fiscal 2002:
    Revenue                                             $   41,939      $   46,288      $    48,849   $    43,242
    Gross profit                                             8,157           9,238            9,973         9,003
    Income (loss) from continuing operations                 6,492            (212)             708       (14,279)
    (Loss) income from discontinued operations                (416)         (1,221)             (81)           83
    Cumulative effect of change in accounting
      principle                                            (16,083)             --               --            --
    Net (loss) income                                      (10,008)         (1,433)             627       (14,195)

    Basic and diluted income (loss) per common share:
      Income (loss) from continuing operations          $     0.51      $    (0.02)     $     0.06    $     (1.13)
      (Loss) income  from discontinued operations
                                                             (0.03)          (0.09)          (0.01)          0.01
      Cumulative effects of change in accounting
         principle                                           (1.27)          --              --             --
                                                      --------------- --------------- -------------- ---------------
      Net loss                                          $    (0.79)     $    (0.11)     $    (0.05)   $     (1.12)
                                                      --------------- --------------- -------------- ---------------


    Fiscal 2001:
    Revenue                                             $   52,001      $   53,329      $    57,785   $    51,288
    Gross profit                                            11,174          11,718           12,454        10,978
    (Loss) income from continuing operations                  (169)            268              762        (5,404)
    Loss from discontinued operations                         (665)         (2,346)         (33,140)      (16,650)
    Net loss                                                  (834)         (2,078)         (32,378)      (22,054)

    Basic and diluted (loss) income per common share:
      (Loss) income from continuing operations          $    (0.01)     $     0.02      $     0.06    $     (0.43)
      Loss from discontinued operations                      (0.06)          (0.18)          (2.61)         (1.31)
                                                      --------------- --------------- -------------- ---------------
      Net loss                                          $    (0.07)     $     (0.16)    $    (2.55)   $     (1.74)
                                                      --------------- --------------- -------------- ---------------

                           SOS STAFFING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      Recent Accounting Pronouncements

        In June 2002 the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. Additionally, this statement also establishes that fair value is the objective for initial measurement of the liability. The Company currently is assessing the impact the adoption of the accounting provisions will have on the Company's financial position and results of operations.

        Additionally, in December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 but allow for earlier application. The Company does not plan to adopt the fair valued based method of accounting and therefore the adoption of this standard will not have an impact on the Company's financial position or results of operations. See Note 2 for the disclosures regarding stock-based compensation.

        In  November  2002 the FASB  issued  Financial  Interpretation  No.  45,
"Guarantor's Accounting and Disclosure Requirements, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the required disclosure provisions and currently is assessing the impact the adoption of the remaining provisions will have on the Company's financial position and results of operations.

        In January 2003 the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses the consolidation of business enterprises of variable interest entities as defined therein and applies immediately to variable interest entities created or obtained after January 31, 2003. The Company does not anticipate that the impact the adoption of these provisions will have a material impact on the Company's financial position and results of operations.

13.      Subsequent Events

         On March 31, 2003, the Company entered into the Sixth Credit Amendment with the lenders to extend the Company's line of credit. Pursuant to the Sixth Credit Amendment, the maturity date of the Company's line of credit was extended to April 30, 2004. In addition, certain financial covenants under the Company's credit facility have been modified. As provided in the Sixth Credit Amendment, the Company will pay to the lenders four equal payments of $156,500 in successive months beginning in September 2003. Such payments will permanently reduce the line of credit available to the Company in cash. However, any such reductions in the aggregate commitment shall not apply if they would reduce the cash available for borrowing below $2.5 million. As of March 31, 2003, the Company had outstanding borrowings under the revolving credit facility of approximately $2.5 million.

         Also on March 31, 2003, the Company entered into Amendment No. 4 with the noteholders, whereby the noteholders modified certain financial covenants under the Company's existing note purchase agreements. Amendment No. 4 provides that the Company will pay to the noteholders four equal payments of $343,500 in successive months beginning in September 2003, to be applied pro rata among the holders of the Series A and Series B notes. Additionally, the maturity date of the Series A notes was extended to April 30, 2004. As consideration for Amendment No. 4, the Company will pay all fees and expenses of the Noteholders' special counsel.

         Amendment No. 4 and the Sixth Credit Agreement provide that the Company shall pay to the Lenders and the Noteholders any federal, state or local tax refund or repayment, which amount shall be distributed pursuant to the Amended Intercreditor Agreement. However, if the Company receives any tax refund arising from the Job Creation and Work Assistance Act of 2002 (the "2002 Job Act") relating to net operating loss carrybacks, the Company will be able to retain

$3.8 million of such refund for working capital purposes and collateral requirements arising under its credit facility and letters of credit. Any such prepayments paid to the Lenders also will be treated as a permanent reduction in the line of credit available to the Company for borrowing in cash under the revolving credit facility.

         Pursuant to Amendment No. 4 and the Sixth Credit Amendment, the Company shall cause an offering memorandum for the recapitalization of the Company's debt obligations to be prepared and distributed no later than April 30, 2003. Additionally, the Company is to use its best efforts to obtain a firm commitment or signed letter of intent regarding such recapitalization prior to July 31, 2003. In the event the Company does not have a firm commitment or signed letter of intent by such date, the Company will be required to pay $250,000, to be distributed pursuant to the Amended and Restated Intercreditor Agreement dated March 31, 2003 among State Street Bank and Trust, as collateral agent, Wells Fargo Bank, National Association, as administrative agent and as a lender, and the noteholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------------------
         In June 2002, the Company dismissed its former independent auditors, Arthur Andersen LLP, and engaged KPMG LLP. Additional information regarding this change in auditors is contained in the Company's report on Form 8-K dated June 7, 2002 and in the Company's definitive proxy statement for the annual meeting of shareholders to be held May 15, 2003, under the caption "Selection of Auditor."

                                    PART III

         Certain information required by this Part III is omitted from this Report in that the Company will file with the Securities and Exchange Commission a definitive proxy statement for the Annual Meeting of Shareholders of the Company to be held on May 15, 2003 (the "Proxy Statement"), not later than 120 days after December 29, 2002, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement specifically identified below that address the items set forth herein are incorporated by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------
         The information required by this Item is incorporated by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION
         -----------------------
         The  information  required by this Item is incorporated by reference to
the  sections  entitled  "Election  of   Directors-Director   Compensation"  and
"Executive Officers-Executive Compensation" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
         -----------------------------------------------------------------------
         The information required by this Item is incorporated by reference to the section entitled "Principal Holders of Voting Securities" in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------
         The information required by this item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.


ITEM 14. CONTROLS AND PROCEDURES
         -----------------------
         The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-K and in other reports required to be filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the date of this Report. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing them with material information relating to the Company as required to be disclosed in the Company's periodic filings under the Securities and Exchange Act of 1934, as amended.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------
         The information required by this item is incorporated by reference to the section entitled "Audit Committee Report" in the Proxy Statement.

                                     PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------
(a) Financial Statements, Financial Statement Schedules and Exhibits:

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

o Independent Auditors' Report on financial statement schedule.

o Schedule II - Valuation and qualifying accounts.

             All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.


(b) Reports on Form 8-K:

         The Company's current report on Form 8-K dated June 7, 2002. The Company's current report on Form 8-K dated October 22, 2002.

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

10.1             SOS Staffing  Services,  Inc.  Stock  Incentive  Plan          (3)
                 dated May 4, 1995, as amended

10.2             Form of  Consulting  Agreement  between  the  Company          (2)
                 and Ms. JoAnn W. Wagner, effective as of July 1, 1995

10.3             Lease  Agreement  between  the  Company  and  Reed F.          (1)
                 Reinhold,  Rand F. Reinhold,  Rena R. Qualls and Robb
                 F.  Reinhold,  dated  April  1,  1995,  covering  the
                 Company's corporate office building

10.4             Amended Lease Agreement  between the Company and Reed                       (12)
                 F.  Reinhold,  Rand F.  Reinhold,  Rena R. Qualls and
                 Robb F. Reinhold, dated

10.5             Credit  Agreement  dated as of July  11,  1996 by and          (4)
                 among the Company,  First Security Bank, N.A. and NBD
                 Bank,  together with Security Agreement and Revolving
                 Credit Notes

10.6             Note Purchase Agreement dated September 1, 1999                (5)

10.7             Amended Credit  Agreement  dated July 27, 1998 by and          (5)
                 among  the  Company,   The  First  National  Bank  of
                 Chicago and First Security Bank, N.A.,  together with
                 Security Agreement and Revolving Credit Notes

10.8             First Amendment of Employment  Agreement  between the          (6)
                 Company and JoAnn W. Wagner


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

10.17           Security  Agreement dated as of July 30, 2001 among the Company         (10)
                and its  subsidiaries  and the Collateral Agent for the benefit of Wells Fargo Bank,  National  Association,  as administration agent under the Company's bank credit agreement,  the financial institutions  which from time to time are  parties to such bank credit agreement as lenders thereunder, and the noteholders

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

10.20           Intercreditor  Agreement  dated as of July 30, 2001 among State         (10)
                Street  Bank and Trust  Company,  as  Collateral  Agent,  Wells
                Fargo  Bank,  National  Association,  as  administrative  agent
                under   the   Company's   bank   credit   agreement,   and  the
                noteholders,   as   acknowledged   by  the   Company   and  its
                subsidiaries, as guarantors

10.21           Fifth  Amendment to Amended and Restated  Credit  Agreement and         (11)
                Waiver  dated as of April 15,  2002,  by and among SOS Staffing
                Services,  Inc.,  certain lenders,  Wells Fargo Bank,  National
                Association,  as  administrative  agent, and Bank One, N.A., as documentation agent

10.22           Amendment  No. 3 to Note Purchase  Agreement  dated as of April         (11)
                15,  2002  between  SOS  Staffing  Services,  Inc.  and certain entities listed as Purchasers on the signature pages thereto

10.23           Amended and Restated Intercreditor  Agreement dated as of April         (11)
                15,  2002  among  State  Street  Bank  and  Trust  Company,  as
                Collateral Agent, Wells Fargo Bank,  National  Association,  as
                administration   agent   under  the   Company's   bank   credit
                agreement, and the noteholders,  as acknowledged by the Company and its subsidiaries, as guarantors

10.24           First   Amendment   to  Amended  and   Restated   Intercreditor                            (12)
                Agreement  dated as of March 31, 2003 among  State  Street Bank and Trust  Company,  as  Collateral  Agent,  Wells  Fargo Bank,
                National   Association,   as  administration  agent  under  the
                Company's  bank  credit  agreement,  and  the  noteholders,  as acknowledged by the Company and its subsidiaries, as guarantors

10.25           Sixth Amendment to Amended and Restated Credit  Agreement dated                            (12)
                as of March  31,  2003,  by and among  SOS  Staffing  Services,
                Inc., certain lenders,  Wells Fargo Bank, National Association, as  administrative  agent, and Bank One, N.A., as documentation agent

10.26           Amendment  No. 4 to Note Purchase  Agreement  dated as of March                            (12)
                31,  2003  between  SOS  Staffing  Services,  Inc.  and certain entities listed as Purchasers on the signature pages thereto

21              Subsidiaries of the Company                                                                (12)

23.2            Consent of Independent Auditors                                                            (12)

(1) Incorporated by reference to the exhibits to a Registration Statement on Form S-1 filed by the Company on May 17, 1995, Registration No. 33-92268.

(2) Incorporated by reference to the exhibits to Amendment No. 1 to a Registration Statement on Form S-1 filed on June 22, 1995, Registration No. 33-92268.

(3) Incorporated by reference to the exhibits to the Annual Report on Form 10-K for the year ended December 31, 1995 filed by the Company on March 29, 1996.

(4) Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for the quarter ended September 26, 1996 filed by the Company on November 14, 1996.

(5) Incorporated by reference to the exhibits to the Annual Report on Form 10-K for the year ended January 3, 1999 filed by the Company on April 2, 1999.

(6) Incorporated by reference to the exhibits to a Current Report on Form 8-K for the quarter ended July 4, 1999 filed by the Company on August 18, 1999.

(7) Incorporated by reference to the exhibits to the Annual Report on Form 10-K/A for the year ended December 31, 2000 filed by the Company on April 3, 2000.

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

(11) Incorporated by reference to the exhibits to the Annual Report on Form 10-K for the year ended December 30, 2001 filed by the Company on April 15, 2002.

(12)     Filed herewith and attached to this Report following page 62 hereof.

(d)      Financial Statement Schedules:

         Schedule II

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE





The Board of Directors and Shareholders of SOS Staffing Services, Inc.:

Under date of February 19, 2003, except as to Notes 1 and 13, which are as of April 11, 2003, we reported on the consolidated balance sheets of SOS Staffing Services, Inc. and subsidiaries as of December 29, 2002 and December 30, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 29, 2002, which are included in the SOS Staffing Services, Inc.'s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," in the year ended December 29, 2002.


/s/ KPMG LLP
------------------------
    KPMG LLP
    Salt Lake City, Utah
    February 19, 2003


                                                          SOS STAFFING SERVICES, INC.
                                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                 (in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                   Balance at    Charged to bad
                                  beginning of    debt expense                     Balance at
                                     period                        Deductions    end of period
                                 ---------------------------------------------------------------
December 29, 2002-------------       $   2,267       $     960       $  (2,196)      $   1,031
December 30, 2001-------------           2,916           1,462          (2,111)          2,267
December 31, 2000-------------           1,606           2,618          (1,308)          2,916

ALLOWANCE FOR NOTES RECEIVABLE

                                                   Charged to
                                   Balance at         other
                                  beginning of    non-operating                    Balance at
                                     period          expense       Deductions    end of period
                                 ---------------------------------------------------------------
December 29, 2002-------------       $     500       $      --       $      --       $     500
December 30, 2001-------------             500           3,415          (3,415)      $     500
December 31, 2000-------------              --             500              --             500

RESERVES FOR COSTS OF DISCONTINUED OPERATIONS

                                                   Charged to
                                   Balance at       loss from
                                  beginning of    discontinued                     Balance at
                                     period        operations      Deductions    end of period
                                 ---------------------------------------------------------------
December 29, 2002-------------       $   1,705       $   1,635       $  (2,660)      $     680
December 30, 2001-------------           1,991           1,794          (2,080)          1,705
December 31, 2000-------------              --           1,991              --           1,991

RESERVES FOR RESTRUCTURING COSTS

                                   Balance at
                                  beginning of     Charged to                      Balance at
                                     period        operations      Deductions    end of period
                                 ---------------------------------------------------------------
December 29, 2002-------------       $     561     $      749      $    (1,155)    $       155
December 30, 2001-------------              --          1,319             (758)            561

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                           SOS STAFFING SERVICES, INC.

Date:    April 14, 2003                By: /s/ Kevin Hardy
                                          ----------------
                                               Kevin Hardy
                                               Senior Vice President and
                                               Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                  Title                                         Date
----                                  -----                                         ----

/s/ JoAnn W. Wagner                   Chairman of the Board and                     April 14, 2003
 ------------------
    JoAnn W. Wagner                   Chief Executive Officer
                                     (principal executive officer)

/s/ Kevin Hardy                       Senior Vice  President  and Chief             April 14, 2003
---------------                       Financial Officer
    Kevin Hardy                      (principal accounting officer)


/s/ Stanley R. deWaal                 Director                                      April 14, 2003
---------------------
    Stanley R. deWaal

/s/ Jack A. Henry                     Director                                      April 14, 2003
 ----------------
    Jack A. Henry

/s/ Randolph K. Rolf                  Director                                      April 14, 2003
--------------------
    Randolph K. Rolf

/s/ Thomas K. Sansom                  Director                                      April 14, 2003
--------------------
    Thomas K. Sansom

/s/ Brad L. Stewart                   Director                                      April 14, 2003
-------------------
    Brad L. Stewart

                                  Certification


I, JoAnn W. Wagner, certify that:

1. I have reviewed this annual report on Form 10-K of SOS Staffing Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Dated: April 14, 2003          /s/ JoAnn W. Wagner
                                        ---------------------------
                                            JoAnn W. Wagner
                                            Chairman, President and
                                            Chief Executive Officer

                                  Certification


I, Kevin Hardy, certify that:

1. I have reviewed this annual report on Form 10-K of SOS Staffing Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Dated: April 14, 2003           /s/Kevin Hardy
                                         ----------------------------
                                            Kevin Hardy
                                            Senior Vice President and
                                            Chief Financial Officer

                                  Certification
           (Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

I, JoAnn W. Wagner, chief executive officer of SOS Staffing Services, Inc. (the "Company"), do hereby certify as follows:

1. The annual report on Form 10-K of the Company for the period ended December 29, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 14th day of April, 2003.

                                      /s/ JoAnn W. Wagner
                                      ---------------------------
                                          JoAnn W. Wagner
                                          Chairman, President and
                                          Chief Executive Officer

                                  Certification
           (Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

I, Kevin Hardy, chief financial officer of SOS Staffing Services, Inc. (the "Company"), do hereby certify as follows:

1. The annual report on Form 10-K of the Company for the period ended December 29, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 14th day of April, 2003.


                          /s/ Kevin Hardy
                          ----------------------------------------------
                              Kevin Hardy
                              Senior Vice President and Chief Financial
                              Officer


               SUBSIDIARY COMPANIES OF SOS STAFFING SERVICES, INC.

                               Name of Subsidiary                                  State of Incorporation
                               ------------------                                  ----------------------
Devon & Devon Personnel Services, Inc.---------------------------------------      California
Inteliant Corporation--------------------------------------------------------      Delaware
Industrial Specialists, Inc., formerly known as ServCom Staff Management, Inc.
                                                                                   Utah
SOS Collection Services, Inc.------------------------------------------------      Arizona

                          INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in registration statements (Nos. 33-963262 and 333-1422) on form S-8 of our reports dated February 19, 2003, except as to Notes 1 and 13, which are as of April 11, 2003 with respect to the consolidated balance sheets of SOS Staffing Services, Inc. as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, shareholders equity and cash flows for each of the years in the three-year period ended December 29, 2002 and the related consolidated financial statement schedule, which reports appear in the annual report on Form 10-K of SOS Staffing Services, Inc. for the year ended December 29, 2002.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," in the year ended December 29, 2002.


/s/ KPMG LLP
------------------------
    KPMG LLP

    Salt Lake City, Utah
    April 11, 2003