Form 10-Q
period 2003-03-31
SOS STAFFING SERVICES INC
filed 2003-05-14
CIK 945437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes  [X]    No  [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class of Common Stock                      Outstanding at May 13, 2003
      -----------------------------                  ---------------------------
      Common Stock, $0.01 par value                          12,691,398


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1. Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
                  As of March 30, 2003 and December 29, 2002 ....................................   3

         Condensed Consolidated Statements of Operations
                  For the 13 Weeks Ended March 30, 2003 and March 31, 2002 ......................   5

         Condensed Consolidated Statements of Cash Flows
                  For the 13 Weeks Ended March 30, 2003 and March 31, 2002 ......................   6

         Notes to Condensed Consolidated Financial Statements ...................................   8

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations .......................................  14

Item 3. Qualitative and Quantitative Disclosures About Market Risk ..............................  21

Item 4. Controls and Procedures .................................................................  21



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings .......................................................................  23

Item 6. Exhibits and Reports on Form 8-K ........................................................  23

Signatures ......................................................................................  24

Certifications ..................................................................................  25

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                 (in thousands)

                                                       March 30,    December 29,
                                                           2003         2002
                                                       --------     ----------

CURRENT ASSETS
      Cash and cash equivalents                        $    631       $    495
      Accounts receivable, less allowances of
          $851 and $1,031, respectively                  13,694         15,130
      Prepaid expenses and other                          2,220            741
      Income tax receivable                               3,821          3,806
                                                       --------       --------
          Total current assets                           20,366         20,172
                                                       --------       --------

PROPERTY AND EQUIPMENT, at cost
      Computer equipment                                  4,709          4,899
      Office equipment                                    2,855          2,855
      Leasehold improvements and other                      909          1,351
                                                       --------       --------
                                                          8,473          9,105
      Less accumulated depreciation and amortization     (5,910)        (6,182)
                                                       --------       --------
          Total property and equipment, net               2,563          2,923
                                                       --------       --------

OTHER ASSETS
      Intangible assets, net                             17,261         17,340
      Restricted cash                                     1,333          1,333
      Deposits and other assets                           1,152          1,485
                                                       --------       --------
          Total other assets                             19,746         20,158
                                                       --------       --------

          Total assets                                 $ 42,675       $ 43,253
                                                       --------       --------


     See accompanying notes to condensed consolidated financial statements.


                           SOS STAFFING SERVICES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                              March 30,   December 29,
                                                                2003         2002
                                                             ----------   -----------
CURRENT LIABILITIES
      Current portion of workers' compensation reserve        $  3,606    $  3,713
      Accrued payroll costs                                      1,745       1,766
      Accrued liabilities                                        1,638       1,775
      Current portion of notes payable                           1,374       1,374
      Accounts payable                                             359         666
                                                              --------    --------
          Total current liabilities                              8,722       9,294
                                                              --------    --------

LONG-TERM LIABILITIES
      Notes payable, less current portion                       21,938      21,967
      Line of credit                                             2,481         994
      Workers' compensation reserve, less current portion        1,696       1,747
      Deferred compensation liabilities and other long-term
          liabilities                                              633         719
                                                              --------    --------
          Total long-term liabilities                           26,748      25,427
                                                              --------    --------

COMMITMENTS AND CONTINGENCIES
     (Notes 6 and 8)

SHAREHOLDERS' EQUITY
      Common stock                                                 127         127
      Additional paid-in capital                                91,693      91,693
      Accumulated deficit                                      (84,615)    (83,288)
                                                              --------    --------
          Total shareholders' equity                             7,205       8,532
                                                              --------    --------

          Total liabilities and shareholders' equity          $ 42,675    $ 43,253
                                                              --------    --------

     See accompanying notes to condensed consolidated financial statements.

                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 (in thousands)
                                 13 Weeks Ended
                                                           March 30,   March 31,
                                                             2003        2002
                                                           --------    --------
REVENUE                                                    $ 35,867    $ 41,939
DIRECT COST OF SERVICES                                      28,860      33,782
                                                           --------    --------
     Gross profit                                             7,007       8,157
                                                           --------    --------

OPERATING EXPENSES:
Selling, general and administrative                           6,970       7,911
Depreciation and amortization                                   491         430
Finance advisory costs                                          171        --
Restructuring charges                                          --           345
                                                           --------    --------
     Total operating expenses                                 7,632       8,686
                                                           --------    --------

LOSS FROM OPERATIONS                                           (625)       (529)
                                                           --------    --------

OTHER INCOME (EXPENSE):
Interest expense                                               (720)       (923)
Interest income                                                   4           7
Other, net                                                       21          10
                                                           --------    --------
     Total, net                                                (695)       (906)
                                                           --------    --------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
                                                             (1,320)     (1,435)

INCOME TAX BENEFIT                                             --         7,927
                                                           --------    --------

 (LOSS) INCOME FROM CONTINUING OPERATIONS                    (1,320)      6,492

LOSS FROM DISCONTINUED OPERATIONS                                (7)       (417)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
                                                               --       (16,083)
                                                           --------    --------

NET LOSS                                                   $ (1,327)   $(10,008)
                                                           --------    --------

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
     (Loss) income from continuing operations              $  (0.10)   $   0.51
     Loss from discontinued operations                        (0.00)      (0.03)
     Loss from cumulative effect of change in accounting
       principle                                               --         (1.27)
                                                           --------    --------
     Net loss                                              $  (0.10)   $  (0.79)
                                                           --------    --------

     See accompanying notes to condensed consolidated financial statements.

                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)


                                                               13 Weeks Ended
                                                             March 30,   March 31,
                                                               2003        2002
                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $ (1,327)   $(10,008)
     Adjustments to reconcile net loss
         to net cash used in operating activities:
         Depreciation and amortization                            487         460
         Deferred income taxes                                   --        (4,240)
         Loss on disposition of assets                              4        --
         Loss on disposal of discontinued operations             --           312
         Loss on cumulative change in accounting principle       --        16,083
         Changes in operating assets and liabilities:
             Restricted cash                                     --        (1,033)
             Accounts receivable, net                           1,436       4,290
             Workers' compensation deposit                         47        --
             Prepaid expenses and other                        (1,526)       (413)
             Deposits and other assets                            331        (183)
             Accounts payable                                    (307)     (1,102)
             Accrued payroll costs                                (21)     (1,180)
             Workers' compensation reserve                       (158)       (341)
             Accrued liabilities                                 (215)     (1,342)
             Income taxes receivable                              (15)     (3,632)
                                                             --------    --------
                Net cash used in operating activities          (1,264)     (2,329)
                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                          (58)       (251)
     Proceeds from sale of property and equipment                --            10
                                                             --------    --------
                Net cash used in investing activities             (58)       (241)
                                                             --------    --------


     See accompanying notes to condensed consolidated financial statements.


                           SOS STAFFING SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                 (in thousands)


                                                                  13 Weeks Ended
                                                             March 30,       March 31,
                                                               2003           2002
                                                            --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                               $ 2,100         $ 7,487
     Principal payments on long-term borrowings                (642)           (301)
                                                            -------         -------
                Net cash provided by financing activities
                                                              1,458           7,186
                                                            -------         -------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                         136           4,616

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                          495             879
                                                            -------         -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                            $   631         $ 5,495
                                                            -------         -------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest                                                $   677         $ 1,387
    Income taxes                                                 15             (55)



     See accompanying notes to condensed consolidated financial statements.

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

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

         Restricted cash: During the 13-week period ended March 30, 2003, the Company renewed its workers' compensation policy for the first six months of fiscal 2003. Under the terms of this renewed policy, the Company is required to provide letters of credit not to exceed $10.0 million plus restricted cash of $1.3 million as collateral for future claims payments under the insurance plan. The cash amount is carried at fair value and is restricted as to withdrawal. The restricted cash is held in the Company's name with a major financial institution.

Note 3. Earnings Per Share

         Basic  earnings per share  ("EPS") is calculated by dividing net income
(loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the "as converted" method, as appropriate. During periods of net loss from continuing operations, all common stock equivalents are excluded from the diluted EPS calculation.

         The following is a reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) from continuing operations per common share for the periods presented (in thousands except per share amounts):

                                13 Weeks Ended March 30, 2003                 13 Weeks Ended March 31, 2002
                          -------------------------------------------------------------------------------------------
                            Loss from                                   Income from
                           continuing                   Per Share       continuing                      Per Share
                           operations      Shares         Amount        operations        Shares          Amount
                          -------------------------------------------------------------------------------------------
Basic                        $  (1,320)        12,691    $   (0.10)      $     6,492          12,691     $      0.51
Effect of stock options                            --                                              3
                          ----------------------------                --------------------------------
Diluted                      $  (1,320)        12,691    $   (0.10)      $     6,492          12,694     $      0.51
                          ----------------------------                --------------------------------

         For the 13-week period ended March 30, 2003, there were outstanding options to purchase 1,655,000 shares of common stock that were not included in the computation of diluted income from continuing operations per common share because of the Company's loss from continuing operations. For the 13-week period ended March 31, 2002 there were outstanding options to purchase approximately 1,140,000 shares of common stock that were not included in the computation of diluted income from continuing operations per common share because the exercise prices of such options were greater than the average market price of the common shares.

Note 4. Accounting for Stock-Based Compensation

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

         Had compensation cost been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's income (loss) from continuing operations and earnings per share for the 13-week periods ended March 30, 2003 and March 31, 2002 would approximate the pro forma amounts below (in thousands, except per share data):

                                                              2003             2002
                                                        ----------------- ----------------
     (Loss) income from continuing operations-
       As reported                                          $    (1,320)    $     6,492
       Total fair-value-based option compensation
           expense, net of income tax                               318             706
                                                        ----------------- ----------------
       Pro forma                                                 (1,638)          5,786
                                                        ----------------- ----------------
     Basic and diluted EPS from continuing operations-
       As reported                                          $    (0.10)     $       0.51
       Pro forma                                                 (0.13)             0.44

         In determining the fair-value based option compensation expense in the table above, the fair market value of each option was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                              2003             2002
                                                        ----------------- ----------------
     Risk free rate of return                                 2.9%             5.1%
     Expected dividend yield                                  0.0%             0.0%
     Volatility                                               93%               93%
     Expected life for director options                     5 years           5 years
     Expected life for employee options                     7 years           7 years

         The weighted-average fair value of options granted was $0.28 and $0.66 per share for grants made during the 13-week periods ended March 30, 2003 and March 31, 2002, respectively.

Note 5.  Discontinued Operations

IT Consulting

         On December 29, 2000, the Company's wholly owned subsidiary Inteliant Corporation ("Inteliant") sold to Herrick Douglass, Inc. ("HD") its consulting division and related tangible and intangible assets. The consulting division sold to HD consisted of a full suite of information technology consulting, e-business and telecommunication services, which services were marketed to Fortune 1000, mid-tier and early stage companies, government agencies and educational institutions.

         In conjunction with the sale of the IT consulting business, the Company assigned certain lease agreements to different sub-tenants, with the respective landlords reserving their rights against the Company in the event of default by such sub-tenant. During the 13-week period ended March 30, 2003, the Company was informed by one of its sub-tenants that such sub-tenant would more likely than not default on its sublease obligation. Consequently, during the 13-week period ended March 30, 2003, the Company recorded an additional $63,000 charge to discontinued operations for expected losses related to the sublease.

IT Staffing and ServCom

         In November 2001, the Company resolved to sell or abandon the assets of its IT staffing business, which represented the remaining assets and business of Inteliant, and treated these actions as discontinued operations beginning in fiscal 2001. Subsequently, during fiscal 2002, the Company disposed of its remaining operations with respect to its discontinued IT staffing business.

         In addition, during fiscal 2001, the Company formalized a plan to sell its wholly owned subsidiary ServCom Staff Management, Inc., now known as Industrial Specialists, Inc. ("ServCom"), and during fiscal 2002, the Company sold substantially all of the assets of this business to an unrelated entity.

         Contingent payments received relating to the sale of the IT staffing and ServCom assets were $49,000 for the 13-week period ended March 30, 2003.

Truex

         During the second quarter of fiscal 2002, due to declining revenues and the continued economic downturn in the San Francisco, California, region, the Company determined to sell its Truex division ("Truex"), located in northern California. In August 2002, the Company entered into an agreement pursuant to which the Company transferred the Truex business and trade name to an unrelated entity for contingent payments not to exceed $300,000 in the aggregate over one year following the closing date of the transaction, based on the gross profit of the business acquired. Any contingent consideration will be recorded in discontinued operations when received.

         Contingent payments received relating to the transfer of the Truex business were $7,000 for the 13-week period ended March 30, 2003.

         Operating results of the discontinued operations for the 13-week periods ended March 30, 2003 and March 31, 2002 have been classified as discontinued operations in the accompanying consolidated financial statements as follows (in thousands):

                                                                      2003             2002
                                                                 ---------------- ---------------
IT Consulting
     Loss on disposal of discontinued operations                   $      (63)      $       --
     Income tax benefit                                                    --               --
                                                                 ---------------- ---------------
     Net loss on disposal of discontinued operations                      (63)              --
                                                                 ---------------- ---------------

IT Staffing and ServCom
     Gain (loss) on disposal of discontinued operations                    49             (312)
     Income tax benefit                                                    --               --
                                                                 ---------------- ---------------
     Net gain (loss) on disposal of discontinued operations                49             (312)
                                                                 ---------------- ---------------

Truex
     Revenue                                                               --              217
     Direct cost of services                                               --              135
                                                                 ---------------- ---------------
     Gross profit                                                          --               82
     Operating and other expenses                                          --              186
                                                                 ---------------- ---------------
     Loss from discontinued operations before income taxes                 --             (104)
     Income tax benefit                                                    --               --
                                                                 ---------------- ---------------
     Loss from discontinued operations                                     --             (104)
                                                                 ---------------- ---------------

     Gain on disposal of discontinued operations                            7               --
     Income tax provision                                                  --               --
                                                                 ---------------- ---------------
     Net gain on disposal of discontinued operations                        7               --
                                                                 ---------------- ---------------

Total loss from discontinued operations, net of income taxes       $       (7)      $     (416)
                                                                 ---------------- ---------------

         For the 13-weeks ended March 30, 2003, the total loss from discontinued operations was due primarily to the receipt of $56,000 in contingent payments offset by a charge of $63,000 for anticipated losses on one of the Company's subleased facilities. At March 30, 2003, the Company's accrual for discontinued operations was $640,000, primarily related to accrued lease costs, net of any anticipated sublease income, on unused facilities for which the Company still has a contractual obligation.

Note 6.  Non-cancelable Operating Leases

         The Company leases office facilities under non-cancelable operating leases. Some of these leases have renewal options for periods ranging from one to five years and contain provisions for escalation of rent payments based on increases in certain costs incurred by the landlord and on Consumer Price Index adjustments. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

         The Company has subleased some of the facilities that are not used by the Company for which the lease is still in effect and in some instances has reduced the amount of the liability carried on the Company's books by the anticipated sublease payments relating to such properties. However, if any of the sublessees defaults on its lease obligations, the Company would be liable for any outstanding lease payments. Certain defaults could have a material impact on the Company's results of financial operations. In addition to the $126,000 of accrued obligations discussed in Note 10, the Company has $595,000, net of future lease obligations, accrued at March 30, 2003 for offices of discontinued operations, which amount is included in accrued liabilities in the accompanying condensed consolidated balance sheets. The following table presents the Company's future lease obligations and the expected sublease payments by year for its subleased facilities (in thousands):

                        Lease                            Lease obligations
  Fiscal Year     obligations on    Lease obligations     on discontinued        Total lease       Expected sublease
    Ending        active offices    on closed offices       operations           obligations           payments
---------------- ------------------ ------------------- -------------------- -------------------- --------------------
2003                 $      1,124       $        181        $        583         $      1,888          $        404
2004                          850                 99                 286                1,235                   203
2005                          375                 20                 203                  598                   128
2006                          123                 --                  71                  194                    60
2007                           58                 --                  71                  129                    10
Beyond                         --                 --                  12                   12                    --
                 ------------------ ------------------- -------------------- -------------------- --------------------
                     $      2,530       $        300        $      1,226         $      4,056          $        805
                 ------------------ ------------------- -------------------- -------------------- --------------------

Note 7.  Intangible Assets

         As of March 30, 2003 and December 29, 2002, intangible assets consisted of the following:

                                                                    March 30, 2003         December 29, 2002
                                                                   -------------------    ----------------------
          Goodwill                                                     $   14,724               $    14,724
          Trademarks and trade names                                        2,569                     2,569
          Other definite-lived intangibles                                  1,994                     1,994
                                                                   -------------------    ----------------------
                                                                           19,287                    19,287
            Less accumulated amortization                                  (2,026)                   (1,947)
                                                                   -------------------    ----------------------
          Net intangible assets                                        $   17,261               $    17,340
                                                                   -------------------    ----------------------

Note 8.  Legal Matters

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

Note 9.  Credit Facility and Notes Payable

         On March 31, 2003, the Company entered into the Sixth Credit Amendment to the Amended and Restated Credit Agreement and Waiver (the "Sixth Credit Amendment") with its lenders to extend the Company's line of credit. Pursuant to the Sixth Credit Amendment, the maturity date of the Company's line of credit was extended to April 30, 2004. In addition, certain financial covenants under the Company's credit facility were modified. As provided in the Sixth Credit Amendment, the Company will pay to its lenders four equal payments of $156,500 in successive months beginning in September 2003. Such payments will permanently reduce the line of credit available to the Company in cash. However, any such reductions in the aggregate commitment shall not apply if they would reduce the cash available for borrowing below $2.5 million. As of March 30, 2003, the Company had outstanding borrowings under the revolving credit facility of approximately $2.5 million.

         Additionally, under the terms of the Company's amended credit facility, the Company has letters of credit available of up to $10 million to be issued solely as required by the Company's workers' compensation insurance provider, with a maturity date of January 1, 2004. As of March 30, 2003, the Company had outstanding letters of credit of $9.9 million.

         Also on March 31, 2003, the Company entered into an Amendment No. 4 to Note Purchase Agreement ("Amendment No. 4") with its senior noteholders, whereby the noteholders modified certain financial covenants under the Company's existing note purchase agreements. Amendment No. 4 provides that the Company will pay to the noteholders four equal payments of $343,500 in successive months beginning in September 2003, to be applied pro rata among the holders of the Series A and Series B notes. Additionally, the maturity date of the Series A notes was extended to April 30, 2004. As consideration for Amendment No. 4, the Company will pay all fees and expenses of the noteholders' special counsel.

         Amendment No. 4 and the Sixth Credit Agreement provide that the Company shall pay to the lenders and the noteholders any federal, state or local tax refund or repayment, which amount shall be distributed pursuant to the Amended and Restated Intercreditor Agreement dated as of March 31, 2003 among State Street Bank and Trust Company, as collateral agent, Wells Fargo Bank, National Association, as administrative agent and as a lender, and the noteholders (the "Amended Intercreditor Agreement"). However, if the Company receives any tax refund arising from the Job Creation and Work Assistance Act of 2002 (the "2002 Job Act") relating to net operating loss carrybacks, the Company will be able to retain $3.8 million of such refund for working capital purposes and collateral requirements arising under its credit facility and letters of credit. Any such prepayments paid to the lenders also will be treated as a permanent reduction in the line of credit available to the Company for borrowing in cash.

         As  required  by  both  the  credit  facility  and  the  note  purchase
agreements,   the  Company  has  retained  a  financial  advisor  to  assist  in refinancing, restructuring or recapitalizing the Company. As required by Amendment No. 4 and the Sixth Credit Amendment, the Company has prepared and has distributed to prospective investors an offering memorandum for the recapitalization of the Company's debt obligations. Additionally, the Company is required to use its best efforts to obtain a firm commitment or signed letter of intent regarding such recapitalization prior to July 31, 2003. In the event the Company does not have a firm commitment or signed letter of intent by such date, the Company will be required to pay $250,000, to be distributed pursuant to the Amended Intercreditor Agreement. Additionally, the Company is required to pay on September 1, 2003 a supplemental fee of $250,000 to each of the lenders and the noteholders, which amount will be waived if the Company has paid all amounts due and outstanding under its financing agreements prior to such date.

Note 10.  Restructuring

         At March 30, 2003, the Company's accrued restructuring charges totaled approximately $126,000 and are included in accrued liabilities in the accompanying condensed consolidated balance sheet. The activity impacting the accrual for restructuring charges is summarized in the table below (in thousands):

                                        Contractual
                                           lease
                                        obligations
                                      ----------------
Balance at December 29, 2002                    155
    Charges utilized                            (29)
                                      ----------------
Balance at March 30, 2003                $      126
                                      ----------------

Note 11.  Income Taxes

         Subsequent to the 13-week period ended March 30, 2003, the Company filed its fiscal 2002 federal tax refund claim, and, as a result, the Company anticipates receiving $3.8 million in federal and state income tax refunds in fiscal 2003 with respect to the 2002 fiscal year. The refunds are primarily a result of the Company's recognition, during the first quarter of fiscal 2002, of a federal tax benefit of $7.9 million, due primarily to the enactment of the 2002 Job Act, which was signed into law on March 9, 2002. The 2002 Job Act contains certain provisions that provide favorable tax treatment for the Company. Among such provisions is the extension of the net operating loss carryback period from two years to five years for net operating losses arising in tax years ending in 2001 and 2002. These provisions also allow companies to use the net operating loss carrybacks to offset 100 percent of alternative minimum taxable income. In accordance with SFAS No. 109, "Accounting for Income Taxes," the effect of the change in the law was accounted for in the first quarter of fiscal 2002, the period in which the law became effective.

          Management has concluded that it is more likely than not that the Company will not have sufficient taxable income within the carryback and carryforward period permitted by current law to allow for the realization of certain carryforwards and other tax attributes generating the net deferred tax asset. Therefore, a valuation allowance has been provided against the net deferred tax asset of $24.0 million.

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

         The Company provides customary credit terms to its customers and generally does not require collateral. The Company performs ongoing credit evaluations of the financial condition of its customers and maintains an allowance for doubtful accounts receivable based upon historical collection experience and expected collectibility of accounts. As of March 30, 2003, the Company had recorded an allowance for doubtful accounts of $851,000, which represents 5.9% of the Company's total outstanding accounts receivable. The actual bad debts may exceed such allowance and the difference from estimates could be significant.

         The Company maintains workers' compensation insurance with ACE, USA ("ACE"), an insurance carrier, with a deductible of $300,000 per occurrence and no aggregate cap. Under the terms of the insurance policy with ACE, the Company also has deposited, and is required to maintain on deposit, with ACE an amount equal to eleven days of claims expenses based on actual expenditures by ACE during the prior three-month period. The Company also is required to fund into an account, on a weekly basis, an amount equal to the actual payments made by ACE on claims during the previous week as reimbursement to ACE for such payments. If claims payments on any specific claim exceed the deductible amount of $300,000, the Company is not required to reimburse the fund for those payments over and above the deductible. Some states in which the Company operates do not permit private insurance for workers' compensation; where this is the case, the Company is covered by appropriate state insurance funds.

         The Company has established reserve amounts based upon information provided by ACE as to the status of claims plus development factors for incurred but not yet reported claims and anticipated future changes in underlying case reserves. On an annual basis, the Company's claims history is subjected to an independent actuarial review to determine appropriate development factors, which are used in developing the Company's reserve estimates. As of March 30, 2003, the workers' compensation reserve totaled $5.3 million. If the development factors used by the Company were to increase by 10%, the Company's indicated reserves would increase approximately $271,000 while a reduction in the development factors of 10% would reduce the indicated reserves by approximately $172,000. Such reserve amounts are only estimates; the Company's future workers' compensation obligations may exceed the amount of its reserves and the difference could be significant.

         In  accordance  with  SFAS No.  142,  "Goodwill  and  Other  Intangible
Assets," the Company does not amortize goodwill and identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives, such as non-compete agreements, are amortized over their useful lives. The provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require that such assets be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, and written down to fair value. The valuation process employed by the Company to determine fair value uses a combination of present value and multiple of earnings valuation techniques. Such valuation methods contain significant assumptions regarding future financial performance of the Company as well as assumptions regarding the Company's performance with respect to existing competitors. There can be no assurance that the Company will be able to achieve such financial performance and, consequently, future valuations may be significantly different from the Company's current expectations. Such future valuations could have a significant impact on the financial results of the Company.

         The Company leases office facilities under noncancelable operating leases. With respect to offices the Company has vacated while the lease is still in effect, the Company records its estimated liability in the period it leaves the office space. In some instances, the Company has subleased the facilities that currently are not used by the Company and has reduced the amount of such liability carried on the Company's books by the estimated sublease payments relating to such properties. However, if the subleasees defaults on its lease obligations, the Company is liable for any outstanding lease payments. As of March 30, 2003, the Company had reduced its lease liability for closed offices by approximately $805,000 as a result of estimated sublease income. Although the Company does not anticipate that any of its subleasees will default on their lease obligations, no assurance can be given that such a default will not occur. Certain defaults could have a material impact on the Company's results of financial operations.

Recent Developments

         The Company has renewed its workers' compensation insurance policy with ACE for fiscal 2003. As part of the renewal, the Company was required to pay in advance $1.8 million in premium and administrative costs for a six-month policy. In July 2003, the Company will be required to pay an additional $660,000 to renew the policy through December 2003. The Company also may be required to post additional collateral in order to renew the policy. Additionally, the aggregate cap was eliminated. The Company also is required to pay higher premium costs under the renewed policy; however, the rates cannot be adjusted from July through December 2003.

         On March 31, 2003, the Company entered into the Sixth Credit Amendment with its lenders to extend the Company's line of credit. Pursuant to the Sixth Credit Amendment, the maturity date of the Company's line of credit was extended to April 30, 2004. In addition, certain financial covenants under the Company's credit facility were modified. As provided in the Sixth Credit Amendment, the Company will pay to its lenders four equal payments of $156,500 in successive months beginning in September 2003. Such payments will permanently reduce the line of credit available to the Company in cash. However, any such reductions in the aggregate commitment shall not apply if they would reduce the cash available for borrowing below $2.5 million. As of March 30, 2003, the Company had outstanding borrowings under the revolving credit facility of approximately $2.5 million.

         Also on March 31, 2003, the Company entered into Amendment No. 4 with its noteholders, whereby the noteholders modified certain financial covenants under the Company's existing note purchase agreements. Amendment No. 4 provides that the Company will pay to its noteholders four equal payments of $343,500 in successive months beginning in September 2003, to be applied pro rata among the holders of the Series A and Series B notes. Additionally, the maturity date of the Series A notes was extended to April 30, 2004. As consideration for Amendment No. 4, the Company will pay all fees and expenses of the noteholders' special counsel

         Amendment No. 4 and the Sixth Credit Amendment provide that the Company shall pay to the lenders and the noteholders any federal, state or local tax refund or repayment, which amount shall be distributed pursuant to the Amended Intercreditor Agreement. However, if the Company receives any tax refund arising from the 2002 Job Act relating to net operating loss carrybacks, the Company will be able to retain $3.8 million of such refund for working capital purposes and collateral requirements arising under its credit facility and letters of credit. Any such prepayments paid to the lenders also will be treated as a permanent reduction in the line of credit available to the Company for borrowing in cash.

         As  required  by  both  the  credit  facility  and  the  note  purchase
agreements,   the  Company  has  retained  a  financial  advisor  to  assist  in refinancing, restructuring or recapitalizing the Company. As required by Amendment No. 4 and the Sixth Credit Amendment, the Company has prepared and has distributed to prospective investors an offering memorandum for the recapitalization of the Company's debt obligations. Additionally, the Company is required to use its best efforts to obtain a firm commitment or signed letter of intent regarding such recapitalization prior to July 31, 2003. In the event the Company does not have a firm commitment or signed letter of intent by such date, the Company will be required to pay $250,000, to be distributed pursuant to the Amended Intercreditor Agreement. Additionally, the Company is required to pay on September 1, 2003 a supplemental fee of $250,000 to each of the lenders and the noteholders, which amount will be waived if the Company has paid all amounts due and outstanding under its financing agreements prior to such date.

Discontinued Operations

IT Consulting

         On December 29, 2000, Inteliant sold to HD its consulting division and related tangible and intangible assets. The consulting division sold to HD consisted of a full suite of information technology consulting, e-business and telecommunication services, which services were marketed to Fortune 1000, mid-tier and early stage companies, government agencies and educational institutions.

         In conjunction with the sale of the IT consulting business, the Company assigned certain lease agreements to different sub-tenants, with the respective landlords reserving their rights against the Company in the event of default by such sub-tenant. During the 13-week period ended March 30, 2003, the Company was informed by one of its sub-tenants that such sub-tenant would more likely than not default on its sublease obligation. Consequently, during the 13-week period ended March 30, 2003, the Company recorded an additional $63,000 charge to discontinued operations for expected losses related to the sublease.

IT Staffing and ServCom

         In November 2001, the Company resolved to sell or abandon the assets of its IT staffing business, which represented the remaining assets and business of Inteliant, and treated these actions as discontinued operations beginning in fiscal 2001. Subsequently, during the 52-week period ended December 29, 2002, the Company disposed of its remaining operations with respect to its discontinued IT staffing business.

         In addition, during fiscal 2001, the Company formalized a plan to sell ServCom and during fiscal 2002, the Company sold substantially all of the assets of this business to an unrelated entity.

         Contingent payments received relating to the sale of the IT staffing and ServCom assets were $49,000 for the 13-week period ended March 30, 2003.

Truex

         During the second quarter of fiscal 2002, due to declining revenues and the continued economic downturn in the San Francisco, California, region, the Company determined to sell Truex. In August 2002, the Company entered into an agreement pursuant to which the Company transferred the Truex business and trade name to an unrelated entity for contingent payments not to exceed $300,000 in the aggregate over one year following the closing date of the transaction, based on the gross profit of the business acquired. Any contingent consideration will be recorded in discontinued operations when received.

         Contingent payments received relating to the transfer of the Truex business were $7,000 for the 13-week period ended March 30, 2003.

         For the 13-week  period  ended  March 30,  2003,  the Company  received
contingent  payments  of  $54,000,  in  the  aggregate,   for  its  discontinued
operations.

Results of Continuing Operations

         The following table sets forth, for the periods indicated, the percentage relationship to service revenues of selected continuing operations items for the Company on a consolidated basis:

                                                                   13 Weeks Ended
                                                        -------------------------------------
                                                         March 30, 2003     March 31, 2002
                                                        ------------------ ------------------
     Service revenues                                            100.0%            100.0%
     Direct cost of services                                      80.5              80.6
                                                        ------------------ ------------------
     Gross profit                                                19.5               19.4
                                                        ------------------ ------------------
     Operating expenses:
       Selling, general and administrative expenses               19.4              18.9
       Depreciation and amortization                               1.4               1.0
       Finance advisory costs                                      0.4              --
       Restructuring charges                                      --                 0.8
                                                        ------------------ ------------------
         Total operating expenses                                21.2               20.7
                                                        ------------------ ------------------
     Loss from operations                                        (1.7%)             (1.3%)
                                                        ------------------ ------------------

         Revenues: Revenues for the 13-week period ended March 30, 2003 were $35.9 million, a decrease of $6.0 million, or 14.3%, compared to revenues of $41.9 million for the 13-week period ended March 31, 2002. The decline in revenue was attributable to the economic downturn, the closing of under-performing offices over the past two years and a slowdown in construction labor requirements within key operating areas.

         Gross Profit: The Company defines gross profit as revenues less the cost of providing services, which includes: wages and permanent placement commissions, employer payroll taxes (FICA, unemployment and other general payroll taxes), workers' compensation costs related to temporary associates and permanent placement counselors and other temporary payroll benefits; costs related to independent contractors utilized by the Company; and other direct costs related to placement of temporary associates. Gross profit for the 13-week periods ended March 30, 2003 and March 31, 2002 was $7.0 million and $8.2 million, respectively, a decrease of $1.2 million, or 14.6%. For the 13-week periods ended March 30, 2003 and March 31, 2002, gross profit margin was 19.5% and 19.4%, respectively. The increase in the Company's gross profit margin was due primarily to lower labor costs offset somewhat by increased workers compensation costs and increased unemployment insurance costs. As part of the Company's renewed workers' compensation insurance for fiscal 2003, the Company was required to pay higher premium costs. Although some of the increased costs are expected to be passed through as price increases to its customers, given the competitive nature of the staffing industry, the Company may not be able to pass through all cost increases. In addition, the Company anticipates that increases in workers' compensation rates and unemployment tax rates in states where the Company is doing business will continue to have a negative impact on gross profit through the remainder of fiscal 2003.

         Operating Expenses: Operating expenses include, among other things, staff employee compensation, facility costs, information and communication systems, depreciation, amortization of intangibles and advertising. Total operating expenses as a percentage of revenues increased to 21.2% for the 13-week period ended March 30, 2003, compared to 20.7% for the 13-week period ended March 31, 2002. The increase was attributable primarily to the reasons set forth below.

         - Selling, general and administrative expenses ("SG&A") for the 13-week period ended March 30, 2003 were $7.0 million, compared to $7.9 million for the 13-week period ended March 31, 2002. The decrease in SG&A was primarily the result of the cost containment efforts of the Company, including the closing and/or consolidation of a number of underperforming branches. As a percentage of revenues, SG&A increased slightly for the 13-week period ended March 30, 2003 to 19.4%, compared to 18.9% for the 13-week period ended March 31, 2002. The increase in SG&A as a percentage of revenues was due primarily to the Company's revenues declining more rapidly than the corresponding reduction in selling, general and administrative expenses.

         - Depreciation and amortization for the 13-week period ended March 30, 2003 was 1.4%, compared to 1.0% for the 13-week period ended March 31, 2002. As of December 29, 2002, the Company made the determination to replace the Century trade with the SOS Staffing(R) trade name. Consequently, the remaining value of the Century trade name will be amortized over the first six months of fiscal 2003. As of March 30, 2003, the Company amortized approximately $71,000 of the value of the Century trade name.

         - As required by both the credit facility and the note purchase agreements, the Company has retained a financial advisor to assist in refinancing, restructuring or recapitalizing the Company. As required by the Company's amended credit facility and amended note purchase agreements, the Company has prepared and has distributed to prospective investors an offering memorandum for the recapitalization of the Company's debt obligations. Additionally, the Company is required to use its best efforts to obtain a firm commitment or signed letter of intent regarding such recapitalization prior to July 31, 2003. The cost to the Company of such financial advisor and preparation of such offering memorandum added an additional 0.4% to operating expenses. The Company expects to incur similar finance advisory costs through the second quarter of fiscal 2003.

          Loss from Operations: Loss from operations for the 13-week period ended March 30, 2003 was ($625,000), compared to ($529,000) for the 13-week period ended March 31, 2002. Operating margin was (1.7%), compared to (1.3%) for the comparable period of the prior year. The decrease in operating margin as a percentage of revenues was due primarily to the additional costs associated with the preparation and distribution of the Company's offering memorandum as previously discussed, as well as the Company's revenues declining more rapidly than the corresponding reduction in operating expenses.

         Interest Expense: Interest expense for the 13-week period ended March 30, 2003 was $720,000, compared to $923,000 for the 13-week period ended March 31, 2002, a decrease of $203,000, or 22%. The decrease in the interest expense was due primarily to reduced debt carried by the Company.

         Income Taxes: As of March 30, 2003, the Company had recorded a tax valuation allowance for its entire net deferred income tax assets of $24.0 million. The valuation allowance was recorded given the cumulative losses incurred by the Company and the Company's belief that it is more likely than not that the Company will be unable to recover the net deferred tax assets.

Liquidity and Capital Resources

         For the 13-week period ended March 30, 2003, net cash used by operating activities was approximately $1.2 million, compared to net cash used by operating activities of approximately $2.3 million for the 13-week period ended March 31, 2002. The change in operating cash flow was primarily a result of the net loss of the Company coupled with a net decrease in cash provided from certain working capital components, primarily collections on accounts receivable.

         Additionally, during the 13-week period ended March 30, 2003, the Company renewed its workers' compensation policy for the first six months of fiscal 2003. Under the terms of the renewed policy, the Company is required to maintain $1.3 million in cash to collateralize future claims payments under the policy. The cash amount is carried at fair value and is restricted as to withdrawal. The restricted cash is held in the Company's name with a major financial institution. Additionally, as part of the renewal, during the 13-week period ended March 30, 2003 the Company prepaid $1.8 million in premium and administrative costs for a six-month policy. In July 2003, the Company will be required to pay an additional $660,000 to continue coverage through December 2003. Pursuant to the policy renewal in July 2003, the Company also may be required to post additional collateral in addition to any cash payments. However, there can be no assurance that the Company will be able to post all of the collateral that might be required by ACE to continue the policy through December 2003. In the event the policy is not renewed by ACE, the Company would be required to seek workers' compensation coverage from other carriers, including carriers of last resort which typically have higher premium costs. The Company anticipates that increasing workers' compensation costs will continue to have a negative impact on future operating capital.

         The Company has subleased some of the facilities for which it is contractually obligated and in such instances has reduced the amount of the liability carried on the Company's books by the anticipated sublease payments from such properties. However, if any sublessee defaults on its lease obligations, the Company is liable for any remaining lease payments, which could have a negative impact on the Company's future profitability. Currently, the Company has entered into sublease agreements with respect to seven facilities, which represents $805,000 in sublease payments to the Company.

         Subsequent to the 13-week period ended March 30, 2003, the Company filed its fiscal 2002 federal tax refund claim, and, as a result, the Company anticipates receiving an additional $3.8 million in federal and state income tax refunds in fiscal 2003 with respect to the 2002 fiscal year. The refunds are primarily a result of the Company's recognition, during the first quarter of fiscal 2002, of a federal tax benefit of $7.9 million, due primarily to the enactment of the 2002 Job Act. The 2002 Job Act contains certain provisions that provide favorable tax treatment for the Company. Among such provisions is the extension of the net operating loss carryback period from two years to five years for net operating losses arising in tax years ending in 2001 and 2002. These provisions also allow companies to use the net operating loss carrybacks to offset 100 percent of alternative minimum taxable income. In accordance with SFAS No. 109, "Accounting for Income Taxes," the effect of the change in the law was accounted for in the first quarter of fiscal 2002, the period in which the law became effective.

         The Company's investing activities for the 13-week period ended March 30, 2003 used approximately $58,000, compared to $241,000 for the 13-week period ended March 31, 2002. The Company's investing activities were related to the purchase of property and equipment.

         Net cash provided by the Company's financing activities for the 13-week period ended March 30, 2003 was approximately $1.5 million, primarily due to borrowings on the Company's revolving credit facility. Net cash provided by the Company's financing activities for the comparable period ended March 31, 2002, was approximately $7.2 million, primarily due to borrowings on the Company's revolving credit facility.

         As of March 30, 2003, the Company had outstanding borrowings under its revolving credit facility, as amended, of approximately $2.5 million, with a maturity date of April 30, 2004. Furthermore, under the terms of the Company's revolving credit facility, the Company has letters of credit available of up to $10 million to be issued solely as required by the Company's workers' compensation insurance provider, with a maturity date of January 1, 2004. As of March 30, 2003, the Company had outstanding letters of credit of $9.9 million. Additionally, the Company's outstanding borrowings on the senior notes, as amended, were approximately $23.3 million. As of March 31, 2003, the Company was in compliance with all covenants under the terms of both the amended senior note agreements and the revolving credit facility.

         On March 31, 2003, the Company entered into the Sixth Credit Amendment with its lenders to extend the Company's line of credit. Pursuant to the Sixth Credit Amendment, the maturity date of the Company's line of credit was extended to April 30, 2004. In addition, certain financial covenants under the Company's credit facility were modified. As provided in the Sixth Credit Amendment, the Company will pay to its lenders four equal payments of $156,500 in successive months beginning in September 2003. Such payments will permanently reduce the line of credit available to the Company in cash. However, any such reductions in the aggregate commitment shall not apply if they would reduce the cash available for borrowing below $2.5 million. As of March 30, 2003, the Company had outstanding borrowings under the revolving credit facility of approximately $2.5 million.

         Also on March 31, 2003, the Company entered into Amendment No. 4 with its noteholders, whereby the noteholders modified certain financial covenants under the Company's existing note purchase agreements. Amendment No. 4 provides that the Company will pay to the noteholders four equal payments of $343,500 in successive months beginning in September 2003, to be applied pro rata among the holders of the Series A and Series B notes. Additionally, the maturity date of the Series A notes was extended to April 30, 2004. As consideration for Amendment No. 4, the Company will pay all fees and expenses of the noteholders' special counsel.

         Amendment No. 4 and the Sixth Credit Agreement provide that the Company shall pay to the lenders and the noteholders any federal, state or local tax refund or repayment, which amount shall be distributed pursuant to the Amended Intercreditor Agreement. If the Company receives any tax refund arising from the 2002 Job Act relating to net operating loss carrybacks, the Company will be able to retain $3.8 million of such refund for working capital purposes and collateral requirements arising under its credit facility and letters of credit. Any such prepayments paid to the lenders also will be treated as a permanent reduction in the line of credit available to the Company for borrowing in cash.

         As required by both the lenders and the noteholders, the Company has retained a financial advisor to assist in refinancing, restructuring or recapitalizing the Company. As required by Amendment No. 4 and the Sixth Credit Amendment, the Company has prepared and distributed to prospective investors an offering memorandum for the recapitalization of the Company's debt obligations. Additionally, the Company is required to use its best efforts to obtain a firm commitment or signed letter of intent regarding such recapitalization no later than July 31, 2003. Although the Company is aggressively pursuing alternate sources of capital, there can be no assurance that such capital will be available or, if available, will be extended on terms favorable to the Company and in amounts adequate to fund the continuing capital requirements of the Company. In the event the Company does not have a firm commitment or signed letter of intent by such date, the Company will be required to pay $250,000, to be distributed to the lenders and the noteholders pursuant to the Amended Intercreditor Agreement. Additionally, the Company is required to pay on September 1, 2003 a supplemental fee of $250,000 to each of the lenders and the noteholders, which amount will be waived if the Company has paid all amounts due and outstanding under its financing agreements prior to such date.

         The Company believes that funds available under its revolving credit agreement plus cash reserves and cash flow from operations will be sufficient to meet anticipated needs for working capital, capital expenditures and debt service obligations, at least through fiscal 2003. If the Company were to experience a significant downturn in its business, additional capital would be required in order to continue operations. Should this occur, the Company would be required to consider a number of strategic alternatives, including the closure of certain locations or the sale of certain or all of its assets. In the current economic environment, management believes that any such sale would be at depressed prices that could be significantly lower than the net book value of assets sold and may not be sufficient to satisfy its liabilities.

         The following tables provide information on future payments under the Company's debt agreements and capital commitments, including maturities on borrowings and future minimum lease payments under non-cancelable operating leases (in thousands):

                                                                           Payments due by period
  Contractual
  Obligations                       Total         Less than 1 year       1-3 years          4-5 years        After 5 years
                             ------------------- ------------------ ------------------ ------------------- -----------------
Long-Term Debt                 $       23,312       $       1,374     $       17,720     $       4,218        $          --
Operating Leases                        4,056               1,888              2,027               141                   --
Lines of Credit                         2,481                  --              2,481                --                   --
Workers' Compensation                     660                 660                 --                --                   --
                             ------------------- ------------------ ------------------ ------------------- -----------------
Total Contractual Cash
    Obligations                $       30,509       $       3,922     $       22,228     $       4,359        $          --
                             ------------------- ------------------ ------------------ ------------------- -----------------

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


Forward-looking Statements

         Statements contained in this report that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Forward-looking statements contained in this report include statements regarding the Company's opportunities, existing and proposed service offerings, market opportunities, expectations, goals, revenues, financial performance, strategies and intentions for the future and are indicated by the use of words such as "believe," "expect," "intend," "anticipate," "likely," "plan" and other words of similar meaning. All forward-looking statements included in this report are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Readers are cautioned that all forward-looking statements involve risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those anticipated in such statements, including but not limited to the Company's ability to attract and retain staff, temporary and other employees needed to implement the Company's business plan and to meet customer needs; failure of the Company to secure adequate finances to continue to fund its current operations; the Company's ability to integrate the operations of acquired businesses; and the successful hiring, training and retention of qualified field management. Future results also could be affected by other factors associated with the operation of the Company's business, including: economic fluctuations, existing and emerging competition, changes in demands for the Company's services, the Company's ability to maintain profit margins in the face of pricing pressures, the availability of workers' compensation insurance and the unanticipated results of future or pending litigation. Risk factors, cautionary statements and other conditions, including economic, competitive, governmental and technology factors, that could cause actual results to differ from the Company's current expectations are discussed in the Company's Annual Report on Form 10-K.

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

         Revolving Credit Facility: The Company's revolving credit facility bears interest at the prime rate plus 3.0%; at March 30, 2003, the prime rate was 4.25%. At the end of the 13-week period ended March 30, 2003, the Company had approximately $2.5 million in advances outstanding under the revolving credit facility.

         Senior Notes: For the 13-week period ended March 30, 2003, the Company's outstanding borrowings on the senior notes were $23.3 million, with a weighted average fixed interest rate of 9.92%. As stated above, any changes in the fair value of the senior notes generally will not have a significant impact on the Company unless the Company is required to refinance the senior notes. The fair value of the Company's senior notes is estimated by discounting expected cash flows at the prime rate, 4.25% at March 30, 2003, plus 3.0%. Using such discount rate over the expected maturities of the senior notes, the Company calculates that the estimated fair value of the obligations on the senior notes, using a discount rate of 7.25% over the expected maturities of the obligations, is approximately $24.4 million. If the discount rate were to increase by 10% to 7.98%, the estimated fair value of the obligation on the unsecured notes would be approximately $24.1 million. If the discount rate were to decrease by 10% to 6.53%, the estimated fair value of the obligation on the unsecured notes would be approximately $24.7 million.

Item 4. Controls and Procedures

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the 90 days prior to the filing date of this report the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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


                                                     SOS STAFFING SERVICES, INC.



Dated: May 14, 2003                                   /s/ JoAnn W. Wagner
                                                      --------------------------
                                                      JoAnn W. Wagner
                                                      Chairman, President and
                                                      Chief Executive Officer



Dated: May 14, 2003                                  /s/Kevin Hardy
                                                     ---------------------------
                                                     Kevin Hardy
                                                     Senior Vice President and
                                                     Chief Financial Officer

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



         Dated: May 14, 2003                         /s/ JoAnn W. Wagner
                                                     -------------------
                                                     JoAnn W. Wagner
                                                     Chairman, President and
                                                     Chief Executive Officer

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



         Dated: May 14, 2003                         /s/Kevin Hardy
                                                     ---------------------------
                                                     Kevin Hardy
                                                     Senior Vice President and
                                                     Chief Financial Officer

                                  Certification
           (Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)


I, JoAnn W. Wagner, chief executive officer of SOS Staffing Services, Inc. (the "Company"), do hereby certify as follows:

1. The quarterly report on Form 10-Q of the Company for the period ended December 29, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS  WHEREOF,  I have executed this  Certification  this 14th day of May,
2003.


                                                     /s/ JoAnn W. Wagner
                                                     ---------------------------
                                                     JoAnn W. Wagner
                                                     Chairman, President and
                                                     Chief Executive Officer

                                  Certification
           (Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)


I, Kevin Hardy, chief financial officer of SOS Staffing Services, Inc. (the "Company"), do hereby certify as follows:

1. The quarterly report on Form 10-Q of the Company for the period ended December 29, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS  WHEREOF,  I have executed this  Certification  this 14th day of May,
2003.



                                              /s/ Kevin Hardy
                                              ----------------------------------
                                              Kevin Hardy
                                              Senior Vice President and
                                              Chief Financial Officer