Form 10-Q
period 2003-06-29
SOS STAFFING SERVICES INC
filed 2003-08-13
CIK 945437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2003

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




     Indicate by check mark whether the registrant is an  accelerated  filer (as
     defined in Rule 12b-2 of the Exchange Act).      Yes [ ]   No [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class of Common Stock                     Outstanding at August 11, 2003
      ---------------------                     ------------------------------
  Common Stock, $0.01 par value                           12,691,398



                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1. Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
                  As of June 29, 2003 and December 29, 2002                              3

         Condensed Consolidated Statements of Operations
                  For the 13 and 26 Weeks Ended June 29, 2003 and June 30, 2002          5

         Condensed Consolidated Statements of Cash Flows
                  For the 26 Weeks Ended June 29, 2003 and June 30, 2002                 6

         Notes to Condensed Consolidated Financial Statements                            8

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                               15

Item 3. Qualitative and Quantitative Disclosures About Market Risk                      22

Item 4. Controls and Procedures                                                         23



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                               24

Item 4. Submission of Matters to a Vote of Security Holders                             24

Item 6. Exhibits and Reports on Form 8-K                                                24

Signatures                                                                              25

Certifications                                                                          26


         PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                           SOS STAFFING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                 (in thousands)

                                                             June 29,    December 29,
                                                               2003         2002
                                                             ---------   ------------

CURRENT ASSETS
      Cash and cash equivalents                              $  1,123    $    495
      Accounts receivable, less allowances of
          $881 and $1,031, respectively                        16,856      15,130
      Prepaid insurance                                         1,893         200
      Prepaid expenses and other                                  599         541
      Income tax receivable                                         8       3,806
                                                             --------    --------
          Total current assets                                 20,479      20,172
                                                             --------    --------

PROPERTY AND EQUIPMENT, at cost
      Computer equipment                                        4,710       4,899
      Office equipment                                          2,845       2,855
      Leasehold improvements and other                            887       1,351
                                                             --------    --------
                                                                8,442       9,105
      Less accumulated depreciation and amortization           (6,169)     (6,182)
                                                             --------    --------
          Total property and equipment, net                     2,273       2,923
                                                             --------    --------

OTHER ASSETS
      Intangible assets, net                                   17,208      17,340
      Restricted cash                                           2,658       1,333
      Deposits and other assets                                 1,203       1,485
                                                             --------    --------
          Total other assets                                   21,069      20,158
                                                             --------    --------

          Total assets                                       $ 43,821    $ 43,253
                                                             --------    --------

     See accompanying notes to condensed consolidated financial statements.



                           SOS STAFFING SERVICES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                              June 29,    December 29,
                                                                2003         2002
                                                              --------    -----------

CURRENT LIABILITIES
      Current portion of notes payable                        $ 10,478    $  1,374
      Current portion of workers' compensation reserve           3,729       3,713
      Accrued liabilities                                        2,886       1,775
      Line of credit                                             2,262        --
      Accrued payroll costs                                      2,150       1,766
      Accounts payable                                             645         666
                                                              --------    --------
          Total current liabilities                             22,150       9,294
                                                              --------    --------

LONG-TERM LIABILITIES
      Notes payable, less current portion                       12,352      21,967
      Line of credit                                              --           994
      Workers' compensation reserve, less current portion        1,741       1,747
      Deferred compensation liabilities and other long-term
          liabilities                                              645         719
                                                              --------    --------
          Total long-term liabilities                           14,738      25,427
                                                              --------    --------

COMMITMENTS AND CONTINGENCIES
     (Notes 1, 6 and 8)

SHAREHOLDERS' EQUITY
      Common stock                                                 127         127
      Additional paid-in capital                                91,693      91,693
      Accumulated deficit                                      (84,887)    (83,288)
                                                              --------    --------
          Total shareholders' equity                             6,933       8,532
                                                              --------    --------

          Total liabilities and shareholders' equity          $ 43,821    $ 43,253
                                                              --------    --------



     See accompanying notes to condensed consolidated financial statements.



                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)

                                                                    13 Weeks Ended                    26 Weeks Ended
                                                            -------------------------------  ----------------------------------
                                                             June 29, 2003   June 30, 2002     June 29, 2003     June 30, 2002
                                                            --------------- ---------------  ----------------- ----------------
SERVICE REVENUES                                               $ 41,963        $ 46,288           $ 77,830         $ 88,226
DIRECT COST OF SERVICES                                          33,616          37,050             62,475           70,832
                                                               --------        --------           --------         --------
       Gross profit                                               8,347           9,238             15,355           17,394
                                                               --------        --------           --------         --------

OPERATING EXPENSES
     Selling, general and administrative                          6,968           7,916             13,938           15,827
     Depreciation and amortization                                  521             392              1,012              835
     Finance advisory costs                                         322            --                  493             --
     Restructuring charges                                         --               264               --                609
                                                               --------        --------           --------         --------
       Total operating expenses                                   7,811           8,572             15,443           17,271
                                                               --------        --------           --------         --------

INCOME (LOSS) FROM OPERATIONS                                       536             666                (88)             123
                                                               --------        --------           --------         --------

OTHER INCOME (EXPENSE)
     Interest expense                                              (763)           (867)            (1,483)          (1,789)
     Interest income                                                  4               3                  8                9
     Other, net                                                      37             (14)                57                8
                                                               --------        --------           --------         --------
       Total other expense, net                                    (722)           (878)            (1,418)          (1,772)
                                                               --------        --------           --------         --------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
                                                                   (186)           (212)            (1,506)          (1,649)

INCOME TAX BENEFIT                                                 --              --                 --              7,927
                                                               --------        --------           --------         --------

(LOSS) INCOME FROM CONTINUING OPERATIONS
                                                                   (186)           (212)            (1,506)           6,278

LOSS FROM DISCONTINUED OPERATIONS (Note 5)
                                                                    (86)         (1,221)               (93)          (1,636)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net           --              --                 --            (16,083)
                                                               --------        --------           --------         --------

NET LOSS                                                       $   (272)       $ (1,433)          $ (1,599)        $(11,441)
                                                               --------        --------           --------         --------

BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE
     (Loss) income from continuing operations                  $  (0.01)       $  (0.02)          $  (0.12)        $   0.49
     Loss from discontinued operations                            (0.01)          (0.09)             (0.01)           (0.12)
     Loss from cumulative effect of change in accounting
       principle                                                   --              --                 --              (1.27)
                                                               --------        --------           --------         --------
     Net loss                                                  $  (0.02)       $  (0.11)          $  (0.13)        $  (0.90)
                                                               --------        --------           --------         --------

     See accompanying notes to condensed consolidated financial statements.



                           SOS STAFFING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 26 Weeks Ended
                                                              June 29,    June 30,
                                                                2003        2002
                                                             --------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                $ (1,599)   $(11,441)
     Adjustments to reconcile net loss
         to net cash provided by operating activities:
         Depreciation and amortization                          1,012         835
         Loss on disposal of discontinued operations             --         1,065
         Loss on cumulative change in accounting principle       --        16,083
         Changes in operating assets and liabilities:
             Restricted cash                                   (1,325)     (1,033)
             Accounts receivable, net                          (1,726)      3,492
             Prepaid expenses and other                        (1,751)       (378)
             Deposits and other assets                            282        (183)
             Accounts payable                                     (21)       (972)
             Accrued payroll costs                                384        (982)
             Workers' compensation reserve                         10        (206)
             Accrued liabilities                                1,050      (1,674)
             Income taxes receivable                            3,798      (3,487)
                                                             --------    --------
               Net cash provided by operating activities          114       1,119
                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                         (243)       (425)
     Proceeds from sale of property and equipment                --            10
                                                             --------    --------
               Net cash used in investing activities             (243)       (415)
                                                             --------    --------

     See accompanying notes to condensed consolidated financial statements.

                           SOS STAFFING SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                 (in thousands)

                                                            29 Weeks Ended
                                                          June 29,   June 30,
                                                            2003      2002
                                                          --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings                             $ 2,900    $ 8,821
     Principal payments on long-term borrowings            (2,143)    (9,473)
                                                          -------    -------
               Net cash provided by (used in) financing
                 activities                                   757       (652)
                                                          -------    -------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                       628         52

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                        495        879
                                                          -------    -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                          $ 1,123    $   931
                                                          -------    -------

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid (received)
during the period for:
    Interest                                              $ 1,287    $ 2,534
    Income taxes                                           (3,814)    (4,440)


     See accompanying notes to condensed consolidated financial statements.

                           SOS STAFFING SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation and Nature of Operations

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

         As required by both the Company's lenders and noteholders, the Company has retained a financial advisor to assist in refinancing, restructuring or recapitalizing the Company (see Note 9).

         The Company believes that funds available under its existing revolving credit agreement plus cash reserves and cash flow from operations will be sufficient to meet anticipated needs for working capital, capital expenditures and debt service obligations, at least through fiscal year 2003. However, the Company's current revolving credit agreement expires in April 2004. The Company believes that if the revolving credit agreement is renewed or replaced then these sources of funds plus cash reserves and cash flow from operations will be sufficient to meet anticipated needs for working capital, capital expenditures and debt service obligations. If the Company is unable to extend or renew the revolving credit facility prior to maturity, or if the Company experiences a significant downturn in its business, additional capital would be required in order to continue operations. If the Company is unable to find alternative or additional sources of capital, then the Company will be required to consider a number of strategic alternatives, including closure of certain locations or the sale of certain or all of its assets. In the current economic environment, management believes that any such sale would be at depressed prices that could be significantly lower than the net book value of assets sold and may not be sufficient to satisfy its liabilities.

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Cash

         Bank   overdrafts:   Under  the  Company's  cash   management   system,
outstanding checks pending clearance that are considered for accounting purposes to be overdraft balances are included as part of the Company's line of credit.

         Restricted cash: The Company's workers' compensation insurance policy for fiscal year 2003 requires the Company to provide letters of credit not to exceed $10.0 million, an overline letter of credit of $1.3 million secured by $1.3 million of collateral held as restricted cash, plus restricted cash of $1.3 million as collateral for future claims payments under the insurance plan. The total $2.6 million cash amount is carried at fair value and is restricted as to withdrawal. The restricted cash is held in the Company's name with a major financial institution.

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

         The following is a reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) from continuing operations per common share for the periods presented (in thousands except per share amounts):


                                 13 Weeks Ended June 29, 2003                  13 Weeks Ended June 30, 2002
                          -------------------------------------------------------------------------------------------
                            Loss from                                    Loss from
                           continuing                   Per Share       continuing                      Per Share
                           operations      Shares         Amount        operations        Shares          Amount
                          -------------------------------------------------------------------------------------------
Basic                        $    (186)        12,691    $   (0.01)      $     (212)          12,691     $    (0.02)
Effect of stock options                            --                                             --
                          ----------------------------                --------------------------------
Diluted                      $    (186)        12,691    $   (0.01)      $     (212)          12,691     $    (0.02)
                          ----------------------------                --------------------------------

                                 26 Weeks Ended June 29, 2003                  26 Weeks Ended June 30, 2002
                          ------------------------------------------- -----------------------------------------------
                              Loss from                                 Income from
                           continuing                   Per Share       continuing                      Per Share
                           operations      Shares         Amount        operations        Shares          Amount
Basic                        $  (1,506)        12,691    $   (0.12)      $     6,278          12,691     $      0.49
Effect of stock options                            --                                              2
                          ----------------------------                --------------------------------
Diluted                      $  (1,506)        12,691    $   (0.12)      $     6,278          12,693     $      0.49
                          ----------------------------                --------------------------------

         For the 13- and 26-week periods ended June 29, 2003, there were outstanding options to purchase 1,563,000 shares of common stock that were not included in the computation of diluted loss from continuing operations per common share because of the Company's loss from continuing operations. For the 13-week period ended June 30, 2002, there were outstanding options to purchase 1,587,000 shares of common stock that were not included in the computation of loss income from continuing operations per common share because of the Company's loss from continuing operations. For the 26-week period ended June 30, 2002, there were outstanding options to purchase approximately 1,583,600 shares of common stock that were not included in the computation of diluted income from continuing operations per common share because the exercise prices of such options were greater than the average market price of the common shares.

         On July 23, 2003, the Company received a Nasdaq Staff Determination (the "Staff Determination"), stating that the Company did not meet Nasdaq's $1.00 minimum closing bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(5) and that its common stock, therefore, would be subject to delisting from The Nasdaq SmallCap Market (the "SmallCap Market") effective August 1, 2003. As permitted by the Staff Determination, the Company requested, and was granted, a hearing before the Nasdaq Listing Qualifications Panel to appeal the delisting. The scheduled date of the hearing was postponed from August 28, 2003 to September 11, 2003. After receiving the Staff Determination, the Company's board of directors approved a five-to-one reverse stock split, which is expected to become effective on or about August 22, 2003. The Company believes such reverse stock split will bring it into compliance with Nasdaq's minimum closing bid price per share requirement. The Company's shareholders previously approved such reverse stock split at the Company's annual meeting in May 2003. Pending Nasdaq's final ruling, delisting will be stayed and the Company's common stock will continue to be listed on the SmallCap Market.

Note 4. Accounting for Stock-Based Compensation

         The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

         Had compensation cost been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's income (loss) from continuing operations and earnings per share for the 13- and 26-week periods ended June 29, 2003 and June 30, 2002 would approximate the pro forma amounts reflected below (in thousands, except per share data):


                                                                13 Weeks Ended                     26 Weeks Ended
                                                       ---------------------------------- ----------------------------------
                                                        June 29, 2003     June 30, 2002    June 29, 2003     June 30, 2002
                                                       ----------------- ---------------- ----------------- ----------------
     (Loss) income from continuing operations-
       As reported                                         $   (186)       $    (212)         $ (1,506)       $   6,278
       Total fair-value-based option compensation
           expense, net of income tax                            --                2               318              708
                                                       ----------------- ---------------- ----------------- ----------------
       Pro forma                                           $   (186)       $    (214)         $ (1,824)       $   5,570
                                                       ----------------- ---------------- ----------------- ----------------
     Basic and diluted EPS from continuing
       operations-
       As reported                                         $  (0.01)       $    (0.02)        $  (0.12)       $     0.49
       Pro forma                                              (0.01)            (0.02)           (0.14)             0.44

         In determining the fair-value-based option compensation expense in the table above, the fair market value of each option was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                   2003           2002
                                              --------------- --------------
     Risk free rate of return                      2.9%           5.1%
     Expected dividend yield                       0.0%           0.0%
     Volatility                                    93%             93%
     Expected life for director options          5 years         5 years
     Expected life for employee options          7 years         7 years

         No option grants were made during the 13-week period ended June 29, 2003. The weighted-average fair value of options granted was $0.48 per share for grants made during the 13-week period ended June 30, 2002. The weighted-average fair value of options granted was $0.28 and $0.66 per share for grants made during the 26-week periods ended June 29, 2003 and June 30, 2002, respectively.

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

         In conjunction with the sale of the IT consulting business, the Company assigned certain lease agreements to different sub-tenants, with the respective landlords reserving their rights against the Company in the event of default by such sub-tenant. During the 26-week period ended June 29, 2003, the Company was informed by one of its sub-tenants that such sub-tenant would more likely than not default on its sublease obligation. Consequently, for the 13- and 26-week periods ended June 29, 2003, the Company recorded an additional charge of $100,000 and $163,000, respectively, to discontinued operations for expected losses related to the sublease.

IT Staffing and ServCom

         In November 2001, the Company resolved to sell or abandon the assets of its IT staffing business, which represented the remaining assets and business of Inteliant, for contingent payments not to exceed $600,000 in the aggregate over three years following the closing date of the transaction based on the gross profit of the business acquired, and treated these actions as discontinued operations beginning in fiscal 2001. Contingent consideration is recorded in discontinued operations when received. Subsequently, during fiscal 2002, the Company disposed of its remaining operations with respect to its discontinued IT staffing business.

         In addition, during fiscal 2001, the Company formalized a plan to sell its wholly owned subsidiary ServCom Staff Management, Inc., now known as Industrial Specialists, Inc. ("ServCom"), and during fiscal 2002, the Company sold substantially all of the assets of this business to an unrelated party.

         For the 13-week period ended June 29, 2003, the Company incurred an additional $13,000 in closure costs, primarily related to additional workers' compensation costs incurred on behalf of ServCom to resolve all outstanding claims. Contingent payments received relating to the sale of the IT staffing and ServCom assets were $26,000 and $75,000 for the 13- and 26-week periods ended June 29, 2003, respectively.

Truex

         During the second quarter of fiscal 2002, due to declining revenues and the continued economic downturn in the San Francisco, California, region, the Company determined to sell its Truex division ("Truex"), located in northern California. In August 2002, the Company entered into an agreement pursuant to which the Company transferred the Truex business and trade name to an unrelated party for contingent payments not to exceed $300,000 in the aggregate over one year following the closing date of the transaction, based on the gross profit of the business acquired. Any contingent consideration will be recorded by the Company in discontinued operations when received.

         During the 13-week period ended June 29, 2003, the Company incurred $5,000 in closure costs associated with Truex, primarily related to increases in the estimates for facility costs. The Company received contingent payments relating to the transfer of the Truex business of $6,000 and $13,000 for the 13- and 26-week periods ended June 29, 2003, respectively.

         Operating results of the discontinued operations for the 13- and 26-week periods ended June 29, 2003 and June 30, 2002 have been classified as discontinued operations in the accompanying condensed consolidated financial statements as follows (in thousands):

                                                                       13  Weeks Ended                   26 Weeks Ended
                                                                June 29, 2003    June 30, 2002   June 29, 2003   June 30, 2002
                                                               --------------- ---------------- --------------- ----------------
IT Consulting
    Loss on disposal of discontinued operations                  $     (100)     $     (507)      $     (163)     $     (507)
                                                               --------------- ---------------- --------------- ----------------

IT Staffing and ServCom
    Gain (loss) on disposal of discontinued operations                   13             129               62            (183)
                                                               --------------- ---------------- --------------- ----------------

Truex
    Revenue                                                              --             159               --             377
    Direct cost of services                                              --             102               --             237
                                                               --------------- ---------------- --------------- ----------------
    Gross profit                                                         --              57               --             140
    Operating and other expenses                                         --             900               --           1,086
                                                               --------------- ---------------- --------------- ----------------
    Loss from discontinued operations                                    --            (843)              --            (946)
                                                               --------------- ---------------- --------------- ----------------

    Gain on disposal of discontinued operations                           1              --                8              --
                                                               --------------- ---------------- --------------- ----------------

Total loss from discontinued operations, net                     $      (86)     $   (1,221)      $      (93)     $   (1,636)
                                                               --------------- ---------------- --------------- ----------------

         For the 13-weeks ended June 29, 2003, the total loss from discontinued operations was due primarily to a charge of $100,000 for anticipated losses on one of the Company's subleased facilities plus additional closure costs of approximately $18,000, offset by the receipt of $32,000 in contingent payments. At June 29, 2003, the Company's remaining accrual for discontinued operations was $527,000, primarily related to accrued lease costs, net of any anticipated sublease income, on unused facilities for which the Company still has a contractual obligation.

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

         The Company has subleased some of the facilities that are not used by the Company for which the lease is still in effect and in some instances has reduced the amount of the liability carried on the Company's balance sheet by the anticipated sublease payments relating to such properties. However, if any of the sublessees defaults on its lease obligations, the Company would be liable for any outstanding lease payments. Certain defaults could have a material adverse impact on the Company's results of operations.

         In addition to the $130,000 of accrued lease  obligations  discussed in
Note 10 below, the Company has $451,000 accrued at June 29, 2003 for offices of discontinued operations, which amount is included in accrued liabilities in the accompanying condensed consolidated balance sheets. The amount of lease obligations accrued for offices that are no longer occupied by the Company is net of expected sublease payments over the remaining term of the lease. The following table presents the Company's future lease obligations and the expected sublease payments by year for its subleased facilities (in thousands):

 Fiscal Year         Lease        Lease payments    Lease payments on
   Ending        payments on        on closed         discontinued         Total lease       Expected sublease
                active offices       offices           operations            payments            payments
-------------- ----------------- ----------------- -------------------- ------------------- --------------------
2003               $        763      $      92         $        366         $      1,221         $        180
2004                        851             54                  295                1,200                  157
2005                        380             10                  209                  599                  128
2006                        123             --                   77                  200                   60
2007 and
beyond                       58             --                   13                   71                   10

               ----------------- ----------------- -------------------- ------------------- --------------------
                   $      2,175      $     156         $        960         $      3,291         $        535
               ----------------- ----------------- -------------------- ------------------- --------------------

Note 7.  Intangible Assets

         As of June 29, 2003 and December 29, 2002, intangible assets consisted of the following:

                                                                     June 29, 2003         December 29, 2002
                                                                   -------------------    ----------------------

          Goodwill                                                     $   14,724               $    14,724
          Trademarks and trade names                                        2,569                     2,569
          Other definite-lived intangibles                                  1,994                     1,994
                                                                   -------------------    ----------------------
                                                                           19,287                    19,287
            Less accumulated amortization                                  (2,079)                   (1,947)
                                                                   -------------------    ----------------------
          Net intangible assets                                        $   17,208               $    17,340
                                                                   -------------------    ----------------------

         As of December 29, 2002, the Company determined to replace the Century trade name with the SOS Staffing(R) trade name. Consequently, the remaining value of the Century trade name of $119,000 was fully amortized over the first six months of fiscal 2003.

Note 8.  Legal Matters

         In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits or administrative proceedings. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes to be reasonable and prudent. The principal risks covered by insurance include workers' compensation, personal injury, bodily injury, property damage, errors and omissions, fidelity losses, employment practices liability and general liability.

         There is no pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.

Note 9.  Credit Facility and Notes Payable

         On March 31, 2003, the Company entered into the Sixth Credit Amendment to the Amended and Restated Credit Agreement and Waiver (the "Sixth Credit Amendment") with its lenders to extend the Company's line of credit. Pursuant to the Sixth Credit Amendment, the maturity date of the Company's line of credit was extended to April 30, 2004. In addition, certain financial covenants under the Company's credit facility were modified. As provided in the Sixth Credit Amendment, the Company will pay to its lenders four equal payments of $156,500 in successive months beginning in September 2003. Such payments will permanently reduce the line of credit available to the Company. However, any such reductions in the aggregate commitment shall not apply if they would reduce the cash available for borrowing below $2.5 million. As of June 29, 2003, the Company had outstanding borrowings under the revolving credit facility of approximately $2.3 million.

         Additionally, under the terms of the Company's amended credit facility, the Company has letters of credit available of up to $11.3 million, to be issued solely as required by the Company's workers' compensation insurance provider. Of the $11.3 million letters of credit, $1.3 million is an overline letter of credit secured by $1.3 million in restricted cash.

         Also on March 31, 2003, the Company entered into Amendment No. 4 to Note Purchase Agreement ("Amendment No. 4") with its senior noteholders, pursuant to which the noteholders modified certain financial covenants under the Company's existing note purchase agreements. Amendment No. 4 provides that the Company will pay to the noteholders four equal payments of $343,500 in successive months beginning in September 2003, to be applied pro rata among the holders of the Series A and Series B notes. Additionally, the maturity date of the Series A notes was extended to April 30, 2004. As consideration for Amendment No. 4, the Company paid all fees and expenses of the noteholders' special counsel.

         Amendment No. 4 and the Sixth Credit Agreement also provide that the Company shall pay to the lenders and the noteholders any federal, state or local tax refund or repayment, which amount shall be distributed pursuant to the Amended and Restated Intercreditor Agreement dated as of June 30, 2003 among US Bank N.A. as successor to State Street Bank and Trust Company, as collateral agent, Wells Fargo Bank, National Association, as administrative agent and as a lender, and the noteholders (the "Amended Intercreditor Agreement"). However, of the tax refund arising from the Job Creation and Work Assistance Act of 2002 (the "2002 Job Act") relating to net operating loss carrybacks, the Company retained $3.8 million: $1.8 million was used for working capital purposes, $1.3 million was used for additional collateral to secure the Company's workers' compensation policy, and the remainder of $700,000 was applied against the Company's long-term debt and credit facility.

         As  required  by  both  the  credit  facility  and  the  note  purchase
agreements,   the  Company  has  retained  a  financial  advisor  to  assist  in refinancing, restructuring or recapitalizing the Company. As required by Amendment No. 4 and the Sixth Credit Amendment, the Company has prepared and has distributed to prospective investors an offering memorandum for the recapitalization of the Company's debt obligations. Additionally, the Company was required to use its best efforts to obtain a firm commitment or signed letter of intent regarding such recapitalization prior to July 31, 2003. As of July 31, 2003, the lenders and the noteholders agreed to extend such deadline until August 29, 2003. In the event the Company does not have a firm commitment or signed letter of intent by such date, the Company will be required to pay $250,000, in the aggregate, to be distributed pursuant to the Amended Intercreditor Agreement. Additionally, the Company was required to pay on September 1, 2003 a supplemental fee of $250,000 to the lenders, in the aggregate, and $250,000 to the noteholders, in the aggregate. As of July 31, 2003, the lenders and the noteholders agreed to extend such deadline until October 1, 2003. Such supplemental fee will be waived if the Company has paid all amounts due and outstanding under its financing agreements prior to such date.

Note 10.  Restructuring

         At June 29, 2003, the Company's accrued restructuring charges totaled approximately $130,000 and are included in accrued liabilities in the accompanying condensed consolidated balance sheet. The activity impacting the accrual for restructuring charges is summarized in the table below (in thousands):

                                        Contractual
                                           lease
                                        obligations
                                      ----------------
Balance at December 29, 2002             $      155
    Charges utilized                            (25)
                                      ----------------
Balance at June 29, 2003                 $      130
                                      ----------------

Note 11.  Income Taxes

         During the 13-week period ended June 29, 2003, the Company received $3.8 million in federal income tax refunds with respect to the 2002 fiscal year. The refunds are primarily a result of the Company's recognition, during the first quarter of fiscal 2002, of a federal tax benefit of $7.9 million due primarily to the enactment of the 2002 Job Act, which was signed into law on March 9, 2002. In accordance with SFAS No. 109, "Accounting for Income Taxes," the effect of the change in the law was accounted for in the first quarter of the 2002 fiscal year, the period in which the law became effective. Of the $3.8 million, the Company was able to retain $1.8 million for working capital purposes, $1.3 million was used for additional collateral to secure its workers' compensation policy, as discussed below, and the remaining $700,000 was applied against the Company's long-term debt and credit facility.

          Management has concluded that it is more likely than not that the Company will not have sufficient taxable income to allow for the realization of certain carryforwards and other tax attributes generating the net deferred tax asset. Therefore, a valuation allowance has been provided against the net deferred tax asset of approximately $24.0 million.

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

Critical Accounting Policies and Estimates

         The  Company's   critical   accounting   policies  for  its  continuing
operations include the following:

         o   allowance for doubtful accounts receivable;

         o   reserves for workers' compensation costs;

         o   impairment of goodwill and intangibles; and

         o   reserves for leased facility obligations.

         The Company provides customary credit terms to its customers and generally does not require collateral. The Company performs ongoing credit evaluations of the financial condition of its customers and maintains an allowance for doubtful accounts receivable based upon historical collection experience and expected collectibility of accounts. As of June 29, 2003, the Company had recorded an allowance for doubtful accounts of $881,000, which represents 5.0% of the Company's total outstanding accounts receivable. The actual bad debts may exceed such allowance and the difference could be significant.

         The Company maintains workers' compensation insurance with ACE, USA ("ACE"), an insurance carrier, with a deductible of $300,000 per occurrence and no aggregate cap. Under the terms of the insurance policy with ACE, the Company has deposited, and is required to maintain on deposit, with ACE an amount equal to eleven days of claims expenses based on actual expenditures by ACE during the prior three-month period. The Company also is required to fund into an account, on a weekly basis, an amount equal to the actual payments made by ACE on claims during the previous week as reimbursement to ACE for such payments. If claims payments on any specific claim exceed the deductible amount of $300,000, the Company is not required to reimburse the fund for those payments over and above the deductible. Some states in which the Company operates do not permit private insurance for workers' compensation; where this is the case, the Company is covered by appropriate state insurance funds.

         The Company has established reserve amounts based upon information provided by ACE as to the status of claims plus development factors for incurred but not yet reported claims and anticipated future changes in underlying case reserves. On an annual basis, the Company's claims history is subjected to an independent actuarial review to determine appropriate development factors, which are used in developing the Company's reserve estimates. As of June 29, 2003, the Company's workers' compensation reserve totaled $5.5 million. If the development factors used by the Company were to increase by 10%, the Company's indicated reserves would increase approximately $192,000 while a reduction in the development factors of 10% would reduce the indicated reserves by approximately $290,000. Such reserve amounts are only estimates; the Company's future workers' compensation obligations may exceed the amount of its reserves and the difference could be significant.

         In  accordance  with  SFAS No.  142,  "Goodwill  and  Other  Intangible
Assets," the Company does not amortize goodwill and identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives, such as non-competition agreements, are amortized over their useful lives. The provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require that such assets be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, and written down to fair value. The valuation process employed by the Company to determine fair value uses a combination of present value and multiple of earnings valuation techniques. Such valuation methods contain significant assumptions regarding future financial performance of the Company as well as assumptions regarding the Company's performance with respect to existing competitors. There can be no assurance that the Company will be able to achieve such financial performance and, consequently, future valuations may be significantly different from the Company's current expectations. Such future valuations could have a significant impact on the financial results of the Company.

         The Company leases office facilities under noncancelable operating leases. With respect to offices the Company has vacated while the lease is still in effect, the Company records its estimated liability in the period it leaves the office space. In some instances, the Company has subleased the facilities that currently are not used by the Company and has reduced the amount of such liability carried on the Company's books by the estimated sublease payments relating to such properties. However, if a subleasee defaults on its lease obligations, the Company is liable for any outstanding lease payments. Certain defaults could have a material impact on the Company's results of financial operations. As of June 29, 2003, the Company had reduced its lease liability for closed offices by approximately $581,000 as a result of estimated sublease income.

Recent Developments

         On July 23, 2003, the Company received a Nasdaq Staff Determination (the "Staff Determination"), stating that the Company did not meet Nasdaq's $1.00 minimum closing bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(5) and that its common stock therefore, would be subject to delisting from The Nasdaq SmallCap Market (the "SmallCap Market") effective August 1, 2003. As permitted by the Staff Determination, the Company requested, and was granted, a hearing before the Nasdaq Listing Qualifications Panel to appeal the delisting. The scheduled date of the hearing has been postponed from August 28, 2003 to September 11, 2003. After receiving the Staff Determination, the Company's board of directors approved a five-to-one reverse stock split to become effective on or about August 22, 2003. The Company believes such reverse stock split will bring it into compliance with Nasdaq's minimum closing bid price per share requirement. The Company's shareholders previously approved such reverse stock split at the Company's annual meeting in May 2003. Pending Nasdaq's final ruling, delisting will be stayed and the Company's common stock will continue to be listed on the SmallCap Market.

         During the 13-week period ended June 29, 2003, the Company received $3.8 million in federal income tax refunds with respect to the 2002 fiscal year. The refunds are primarily a result of the Company's recognition, during the first quarter of the 2002 fiscal year, of a federal tax benefit of $7.9 million, due primarily to the enactment of the 2002 Job Act, which was signed into law on March 9, 2002. In accordance with SFAS No. 109, "Accounting for Income Taxes," the effect of the change in the law was accounted for in the first quarter of fiscal 2002, the period in which the law became effective. Of the $3.8 million, the Company was able to retain $1.8 million for working capital purposes, $1.3 million was used for additional collateral to secure its workers' compensation policy, as discussed below, and the remaining $700,000 was applied against the Company's long-term debt and credit facility.

         The Company renewed its workers' compensation insurance policy with ACE for fiscal 2003. As part of the renewal, in January 2003, the Company was required to pay in advance $1.8 million in premium and administrative costs for a six-month policy. Additionally, the aggregate cap was eliminated. The Company also was required to pay higher premium costs under the renewed policy. In June 2003, the Company paid an additional $660,000 to renew the policy through December 2003. The Company also was required to post additional collateral in the form of restricted cash of approximately $1.3 million in order to renew the policy.

         On March 31, 2003, the Company entered into the Sixth Credit Amendment with its lenders to extend the Company's line of credit. Pursuant to the Sixth Credit Amendment, the maturity date of the Company's line of credit was extended to April 30, 2004. In addition, certain financial covenants under the Company's credit facility were modified. As provided in the Sixth Credit Amendment, the Company will pay to its lenders four equal payments of $156,500 in successive months beginning in September 2003. Such payments will permanently reduce the line of credit available to the Company in cash. However, any such reductions in the aggregate commitment shall not apply if they would reduce the cash available for borrowing below $2.5 million. As of June 29, 2003, the Company had outstanding borrowings under the revolving credit facility of approximately $2.3 million.

         Also on March 31, 2003, the Company entered into Amendment No. 4 with its senior noteholders, pursuant to which the noteholders modified certain financial covenants under the Company's existing note purchase agreements. Amendment No. 4 provides that the Company will pay to its noteholders four equal payments of $343,500 in successive months beginning in September 2003, to be applied pro rata among the holders of the Series A and Series B notes. Additionally, the maturity date of the Series A notes was extended to April 30, 2004. As consideration for Amendment No. 4, the Company paid all fees and expenses of the noteholders' special counsel.

         Amendment No. 4 and the Sixth Credit Amendment also provide that the Company shall pay to the lenders and the noteholders any federal, state or local tax refund or repayment, which amount shall be distributed pursuant to the Amended Intercreditor Agreement. However, of the $3.8 million tax refund the Company received arising from the 2002 Job Act relating to net operating loss carrybacks, the Company was able to retain $1.8 million of such refund for working capital purposes; an additional $1.3 million was utilized as collateral for additional letters of credit issued on behalf of the Company workers' compensation insurance carrier; and the remaining $700,000 was applied against the Company's long-term debt and credit facility. Any such prepayments paid to the lenders also will be treated as a permanent reduction in the line of credit available to the Company for borrowing in cash.

         As  required  by  both  the  credit  facility  and  the  note  purchase
agreements,   the  Company  has  retained  a  financial  advisor  to  assist  in refinancing, restructuring or recapitalizing the Company. As required by Amendment No. 4 and the Sixth Credit Amendment, the Company has prepared and has distributed to prospective investors an offering memorandum for the recapitalization of the Company's debt obligations. Additionally, the Company is required to use its best efforts to obtain a firm commitment or signed letter of intent regarding such recapitalization prior to July 31, 2003. As of July 31, 2003, the Company's lenders and noteholders agreed to extend such deadline until August 29, 2003. In the event the Company does not have a firm commitment or signed letter of intent by such date, the Company would be required to pay $250,000, to be distributed pursuant to the Amended Intercreditor Agreement. Additionally, the Company was required to pay on September 1, 2003 a supplemental fee of $250,000 to the lenders, in the aggregate, and $250,000 to the noteholders, in the aggregate. As of July 31, 2003 the Company's lenders and noteholders agreed to extend such deadline until October 1, 2003. Such supplemental fee will be waived if the Company has paid all amounts due and outstanding under its financing agreements prior to such date.

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

         In conjunction with the sale of the IT consulting business, the Company assigned certain lease agreements to different sub-tenants, with the respective landlords reserving their rights against the Company in the event of default by such sub-tenant. During the 13-week period ended June 29, 2003, the Company was informed by one of its sub-tenants that such sub-tenant would more likely than not default on its sublease obligation. Consequently, for the 13- and 26-week periods ended June 29, 2003, the Company recorded an additional charge of $100,000 and $163,000, respectively, to discontinued operations for expected losses related to the sublease.

IT Staffing and ServCom

         In November 2001, the Company resolved to sell or abandon the assets of its IT staffing business, which represented the remaining assets and business of Inteliant, for contingent payments not to exceed $600,000 in the aggregate over three years following the closing date of the transaction based on the gross profit of the business acquired,and treated these actions as discontinued operations beginning in fiscal 2001. Contingent consideration is recorded in discontinued operations when received. Subsequently, during the 52-week period ended December 29, 2002, the Company disposed of its remaining operations with respect to its discontinued IT staffing business.

         In addition, during fiscal 2001, the Company formalized a plan to sell ServCom and during fiscal 2002, the Company sold substantially all of the assets of this business to an unrelated party.

         For the 13-week period ended June 29, 2003, the Company incurred an additional $13,000 in closure costs, primarily related to additional workers' compensation costs incurred on behalf of ServCom to resolve all outstanding claims. Contingent payments received relating to the sale of the IT staffing and ServCom assets were $26,000 and $51,000 for the 13- and 26-week periods ended June 29, 2003, respectively.

Truex

         During the second quarter of fiscal 2002, due to declining revenues and the continued economic downturn in the San Francisco, California, region, the Company determined to sell Truex. In August 2002, the Company entered into an agreement pursuant to which the Company transferred the Truex business and trade name to an unrelated party for contingent payments not to exceed $300,000 in the aggregate over one year following the closing date of the transaction, based on the gross profit of the business acquired. Any contingent consideration will be recorded by the Company in discontinued operations when received.

         During the 13-week period ended June 29, 2003, the Company incurred $5,000 in closure costs associated with Truex, primarily related to increases in the estimates for facility costs. The Company received contingent payments relating to the transfer of the Truex business of $6,000 and $13,000 for the 13- and 26-week periods ended June 29, 2003, respectively.

         For the 13- and 26-week periods ended June 29, 2003, the Company received aggregate contingent payments of $32,000 and $86,000, respectively, for its discontinued operations.

Results of Continuing Operations

         The following table sets forth, for the periods indicated, the percentage relationship to service revenues of selected continuing operations items for the Company on a consolidated basis:

                                                              13 Weeks Ended                      26 Weeks Ended
                                                    ----------------------------------- ------------------------------------
                                                      June 29, 2003     June 30, 2002     June 29, 2003     June 30, 2002
                                                    ------------------ ---------------- ------------------ -----------------
  Service revenues                                           100.0%             100.0%           100.0%             100.0%
  Direct cost of services                                     80.1               80.0             80.3               80.3
                                                    ------------------ ---------------- ------------------ -----------------
  Gross profit                                                19.9               20.0             19.7               19.7
                                                    ------------------ ---------------- ------------------ -----------------
  Operating expenses:
    Selling, general and administrative expenses              16.6               17.1             17.9               17.9
    Depreciation and amortization                              1.2                0.8              1.3                1.0
    Finance advisory costs                                     0.8               --                0.6               --
    Restructuring charges                                     --                  0.6             --                  0.7
                                                    ------------------ ---------------- ------------------ -----------------
      Total operating expenses                                18.6               18.5             19.8               19.6
                                                    ------------------ ---------------- ------------------ -----------------
  Income (loss) from operations                                1.3%               1.5%            (0.1%)              0.1%
                                                    ------------------ ---------------- ------------------ -----------------

         Revenues: Revenues for the 13-week period ended June 29, 2003 were $42.0 million, a decrease of $4.3 million, or 9.3%, compared to revenues of $46.3 million for the 13-week period ended June 30, 2002. The decrease is due in part to and exiting less profitable business while focusing on retaining and attracting higher margin accounts. Furthermore, service revenues were lower in certain geographic areas due to office consolidations and closures. For the 26-week period ended June 29, 2003, revenues were $77.8 million compared to $88.2 million for the 26-week period ended June 30, 2002, a decrease of approximately $10.4 million, or 11.8%. The decline in revenue was due in part to the previously discussed decline coupled with the general economic downturn and a slowdown in construction labor requirements within key operating areas.

         Gross Profit: The Company defines gross profit as revenues less the cost of providing services, which includes: temporary associates wages, permanent placement commissions, employer payroll taxes for temporary associates (FICA, unemployment and other general payroll taxes), workers' compensation costs related to temporary associates and permanent placement counselors and other temporary payroll benefits; costs related to independent contractors utilized by the Company; and other direct costs related to placement of temporary associates. Gross profit for the 13-week periods ended June 29, 2003 and June 30, 2002 was $8.3 million and $9.2 million, respectively, a decrease of $900,000, or 9.8%. For the 13-week periods ended June 29, 2003 and June 30, 2002, gross profit margin was 19.9% and 20.0%, respectively. For the 26-week period ended June 29, 2003, gross profit was $15.4 million, compared to $17.4 million for the corresponding period of the prior fiscal year, a decrease of $2.0 million, or 11.5%. Gross profit margin for each of the 26-week periods ended June 29, 2003 and June 30, 2002, was 19.7%. Gross profit margin remained constant for both the 13- and 26-week periods ended June 29, 2003 as compared to the prior year comparable periods as a result of the Company's efforts to focus on higher margin business notwithstanding increased workers' compensation and state unemployment costs.

         Operating Expenses: Operating expenses include, among other things, staff employee compensation and benefits, facility costs, information and communication systems, depreciation, amortization of intangibles and advertising. Total operating expenses as a percentage of revenues was 18.6% for the 13-week period ended June 29, 2003, compared to 18.5% for the 13-week period ended June 30, 2002. For the 26-week period ended June 29, 2003, total operating expenses as a percentage of revenues was 19.8%, compared to 19.6% for the 26-week period ended June 30, 2002. The change in total operating expense as a percentage of revenues was attributable primarily to the factors set forth below:

         - Selling, general and administrative expenses ("SG&A") for the 13-week period ended June 29, 2003 were $7.0 million, compared to $7.9 million for the 13-week period ended June 30, 2002. As a percentage of revenues, SG&A decreased for the 13-week period ended June 29, 2003 to 16.6%, compared to 17.1% for the 13-week period ended June 30, 2002. The decrease in SG&A was primarily the result of the cost containment efforts of the Company, including the closing and/or consolidation of a number of underperforming branches. For the 26-week period ended June 29, 2003, SG&A were $13.9 million, a reduction of $1.9 million, or 12.0%, compared to $15.8 million for the 26-week period ended June 30, 2002. For each of the 26-week periods ended June 29, 2003 and June 30, 2002, SG&A as a percentage of revenues was 17.9%.

         - As a percentage of revenues, depreciation and amortization for the 13-week period ended June 29, 2003 was 1.2%, compared to 0.8% for the 13-week period ended June 30, 2002. For the 26-week period ended June 29, 2003, depreciation and amortization as a percentage of revenues was 1.3%, compared to 1.0% for the 26-week period ended June 30, 2002. As of December 29, 2002, the Company determined to replace the Century trade name with the SOS Staffing(R) trade name. Consequently, the remaining value of the Century trade name has been amortized over the first six months of fiscal 2003. As of June 29, 2003, the Company had fully amortized the value of the Century trade name.

         - As required by both the credit facility and the note purchase agreements, the Company has retained a financial advisor to assist in refinancing, restructuring or recapitalizing the Company. As required by the Company's amended credit facility and amended note purchase agreements, the Company has prepared and has distributed to prospective investors an offering memorandum for the recapitalization of the Company's debt obligations. The cost to the Company of such financial advisor and preparation of such offering memorandum added an additional $322,000 and $493,000 to operating expenses for the 13- and 26-week periods ended June 29, 2003, respectively. The Company expects to incur similar financial advisory costs through the third quarter of fiscal 2003. The Company has notified its financial advisor that effective August 31, 2003, the Company will terminate the retention agreement. However, in the event that the Company consummates a transaction with any of the parties identified by its financial advisor within the next 12 months, the Company would be required to pay a contingent transaction fee to its financial advisor, which could be material.

          Income (Loss) from Operations: Income from operations for the 13-week period ended June 29, 2003 was $536,000, compared to $666,000 for the 13-week period ended June 30, 2002. Despite the increased costs associated with the recapitalization, operating margin was generally consistent at 1.3% for the 13-week period ended June 29, 2003, compared to 1.5% for the comparable period of the prior year. For the 26-week period ended June 29, 2003, loss from operations was ($88,000) compared to income from operations of $123,000 for the 26-week period ended June 30, 2002. Operating margin was (0.1%) for the 26-week period ended June 29, 2003, compared to 0.1% for the 26-week period ended June 30, 2002. The decrease in operating margin as a percentage of revenues was due primarily to additional costs associated with the preparation and distribution of the Company's offering memorandum as well as the increase in depreciation and amortization costs previously discussed. These increases were offset partially by a reduction in restructuring costs.

         Interest Expense: Interest expense for the 13-week period ended June 29, 2003 was $763,000, compared to $867,000 for the 13-week period ended June 30, 2002, a decrease of $104,000. For the 26-week period ended June 29, 2003, interest expense was $1.5 million, a decrease of $300,000, from $1.8 million for the 26-week period ended June 30, 2002. The decrease in interest expense was due primarily to the reduction of principal of the higher interest senior notes carried by the Company.

         Income Taxes: As of June 29, 2003, the Company had recorded a tax valuation allowance for its entire net deferred income tax assets of approximately $24.0 million. The valuation allowance was recorded because of the cumulative losses incurred by the Company and the Company's belief that it is more likely than not that the Company will be unable to recover the net deferred tax assets.

Liquidity and Capital Resources

         For the 26-week period ended June 29, 2003, net cash provided by operating activities was $114,000, compared to $1.1 million for the 26-week period ended June 30, 2002. The change in operating cash flow was largely a result of a change in the Company's net loss, coupled with a change in cash provided from certain working capital components, including collections on accounts receivable and collections on income taxes receivable.

         Additionally, the Company renewed its workers' compensation insurance policy with ACE for fiscal 2003. As part of the renewal, in January 2003, the Company was required to pay in advance $1.8 million in premium and administrative costs for a six-month policy. Additionally, the aggregate cap was eliminated. In June 2003, the Company paid an additional $660,000 to renew the policy through December 2003. The Company also was required to post additional collateral of approximately $1.3 million in restricted cash in order to renew the policy. The Company also is required to pay higher premium costs under the renewed policy.

         In December 2003, the Company will be required to renew its workers' compensation policy for fiscal year 2004, which may require additional cash payments or additional collateral. There can be no assurance that the Company will be able to post all of the collateral that might be required by ACE. In the event the policy is not renewed by ACE, the Company would be required to seek workers' compensation coverage from other carriers, including carriers of last resort, which typically have higher premium costs. The Company anticipates that increasing workers' compensation costs will continue to have a negative impact on future operating capital.

         The Company has subleased some of the facilities for which it is contractually obligated and in such instances has reduced the amount of the liability carried on the Company's books by the anticipated sublease payments from such properties. However, if any subleasee defaults on its lease obligations, the Company is liable for any remaining lease payments, which could have a negative impact on the Company's future profitability. Currently, the Company has entered into sublease agreements with respect to seven facilities, which will generate approximately $535,000 in sublease payments to the Company.

         During the 13-week period ended June 29, 2003, the Company received $3.8 million in federal income tax refunds with respect to the 2002 fiscal year. The refunds are primarily a result of the Company's recognition, during the first quarter of the 2002 fiscal year, of a federal tax benefit of $7.9 million due primarily to the enactment of the 2002 Job Act, which was signed into law on March 9, 2002. In accordance with SFAS No. 109, "Accounting for Income Taxes," the effect of the change in the law was accounted for in the first quarter of fiscal 2002, the period in which the law became effective. Of the $3.8 million, the Company was able to retain $1.8 million for working capital purposes, $1.3 million was used for additional collateral to secure its workers' compensation policy, and the remaining $700,000 was applied against the Company's long-term debt and credit facility.

         The Company's investing activities for the 26-week period ended June 29, 2003 used approximately $243,000, compared to $415,000 for the 26-week period ended June 30, 2002. The Company's investing activities were related to the purchase of property and equipment.

         Net cash provided by the Company's financing activities for the 26-week period ended June 29, 2003 was approximately $757,000, primarily due to borrowings on the Company's revolving credit facility. Net cash used by the Company's financing activities for the comparable period ended June 30, 2002, was approximately $652,000, primarily due to payments to the Company's senior noteholders and to payments on the Company's revolving credit facility.

         As of June 29, 2003, the Company had outstanding borrowings under its revolving credit facility, as amended, of approximately $2.3 million, with a maturity date of April 30, 2004. Furthermore, under the terms of the Company's revolving credit facility, the Company has letters of credit available of up to $11.3 million to be issued solely as required by the Company's workers' compensation insurance provider. Of the $11.3 million letters of credit, $1.3 million is an overline letter of credit secured by $1.3 million in restricted cash. As of June 29, 2003, the Company had outstanding letters of credit of $11.3 million, in the aggregate. The Company's outstanding borrowings on the senior notes were approximately $22.8 million. As of June 30, 2003, the Company was in compliance with all covenants under the terms of both the amended senior note agreements and the revolving credit facility.

         On March 31, 2003, the Company entered into the Sixth Credit Amendment with its lenders to extend the Company's line of credit. Pursuant to the Sixth Credit Amendment, the maturity date of the Company's line of credit was extended to April 30, 2004. In addition, certain financial covenants under the Company's credit facility were modified. As provided in the Sixth Credit Amendment, the Company will pay to its lenders four equal payments of $156,500 in successive months beginning in September 2003. Such payments will permanently reduce the line of credit available to the Company in cash. However, any such reductions in the aggregate commitment shall not apply if they would reduce the cash available for borrowing below $2.5 million. As of June 29, 2003, the Company had outstanding borrowings under the revolving credit facility of approximately $2.3 million.

         Also on March 31, 2003, the Company entered into Amendment No. 4 with its noteholders, pursuant to which the noteholders modified certain financial covenants under the Company's existing note purchase agreements. Amendment No. 4 provides that the Company will pay to the noteholders four equal payments of $343,500 in successive months beginning in September 2003, to be applied pro rata among the holders of the Series A and Series B notes. Additionally, the maturity date of the Series A notes was extended to April 30, 2004. As consideration for Amendment No. 4, the Company paid all fees and expenses of the noteholders' special counsel.

         Amendment No. 4 and the Sixth Credit Agreement also provide that the Company shall pay to the lenders and the noteholders any federal, state or local tax refund or repayment, which amount shall be distributed pursuant to the Amended Intercreditor Agreement. However, of the tax refund arising from the Job Creation and Work Assistance Act of 2002 (the "2002 Job Act") relating to net operating loss carrybacks, the Company retained $3.8 million: $1.8 million was used for working capital purposes, $1.3 million was used for additional collateral to secure the Company's workers' compensation policy, and the remaining $700,000 was applied against the Company's long-term debt and credit facility.

         As required by both the lenders and the noteholders, the Company has retained a financial advisor to assist in refinancing, restructuring or recapitalizing the Company. As required by Amendment No. 4 and the Sixth Credit Amendment, the Company has prepared and distributed to prospective investors an offering memorandum for the recapitalization of the Company's debt obligations. Additionally, the Company is required to use its best efforts to obtain a firm commitment or signed letter of intent regarding such recapitalization no later than July 31, 2003. On July 31, 2003, the Company's lenders and noteholders extended such deadline to August 29, 2003. Although the Company is aggressively pursuing alternate sources of capital, there can be no assurance that such capital will be available or, if available, will be extended on terms favorable to the Company and in amounts adequate to fund the continuing capital requirements of the Company. In the event the Company does not have a firm commitment or signed letter of intent by such date, the Company will be required to pay $250,000, to be distributed to the lenders and the noteholders pursuant to the Amended Intercreditor Agreement. Additionally, the Company was required to pay on September 1, 2003 a supplemental fee of $250,000 to the lenders, in the aggregate, and $250,000 to the noteholders, in the aggregate. On July 31, 2003, the Company's banks and noteholders agreed to extend such deadline to October 1, 2003. Such supplemental fee will be waived if the Company has paid all amounts due and outstanding under its financing agreements prior to such date.

         The Company believes that funds available under its existing revolving credit agreement plus cash reserves and cash flow from operations will be sufficient to meet anticipated needs for working capital, capital expenditures and debt service obligations, at least through fiscal year 2003. However, the Company's current revolving credit agreement expires in April 2004. The Company believes that if the revolving credit agreement is renewed or replaced then these sources of funds plus cash reserves and cash flow from operations will be sufficient to meet anticipated needs for working capital, capital expenditures and debt service obligations. If the Company is unable to extend or renew the revolving credit facility prior to maturity, or is unable to find alternative sources of capital, then the Company will be required to consider a number of strategic alternatives, including closure of certain locations or the sale of certain or all of its assets. Additionally, if the Company were to experience a significant downturn in its business, additional capital would be required in order to continue operations. Should this occur, the Company would be required to consider a number of strategic alternatives, including the closure of certain locations or the sale of certain or all of its assets. In the current economic environment, management believes that any such sale would be at depressed prices that could be significantly lower than the net book value of assets sold and may not be sufficient to satisfy its liabilities

         The following tables provide information on future payments under the Company's debt agreements and capital commitments, including maturities on borrowings and future minimum lease payments under non-cancelable operating leases (in thousands):


                                                                  Payments due by period
                                                 ---------------------------------------------------------
  Contractual Obligations
                                   Total         Less than 1 year       1-3 years          4-5 years
                             ------------------- ------------------ ------------------ -------------------
Long-Term Debt                 $       22,830       $      10,478     $        8,572     $       3,780
Operating Leases                        3,291               1,221              1,999                71
Lines of Credit                         2,262               2,262                 --                --
                             ------------------- ------------------ ------------------ -------------------
Total Contractual Cash
    Obligations                $       28,383       $      13,961     $       10,571     $       3,851
                             ------------------- ------------------ ------------------ -------------------

                                                               Commitment Expiration Period
                                                 ---------------------------------------------------------
Other Commercial               Total Amounts
Commitments                      Committed       Less than 1 year       1-3 years          4-5 years
                             ------------------- ------------------ ------------------ -------------------
Letters of Credit              $       11,325       $      11,325                 --                --
                             ------------------- ------------------ ------------------ -------------------


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

Item 3. Qualitative and Quantitative Disclosures About Market Risk


         The Company is exposed to interest rate changes primarily in relation to its revolving credit facility and its senior secured notes. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company's senior debt bears interest at a fixed interest rate. For fixed rate debt, interest rate changes generally affect the fair value of the debt, but not the earnings or cash flows of the Company. Changes in the fair value of fixed rate debt generally will not have a significant impact on the Company unless the Company is required to refinance such debt.

         Revolving Credit Facility: The Company's revolving credit facility bears interest at the prime rate plus 3.0%; at June 29, 2003, the prime rate was 4.25%. At the end of the 13-week period ended June 29, 2003, the Company had approximately $2.3 million in advances outstanding under the revolving credit facility.

         Senior Notes: For the 13-week period ended June 29, 2003, the Company's outstanding borrowings on the senior notes were $22.8 million, with a weighted average fixed interest rate of 9.92%. As stated above, any changes in the fair value of the senior notes generally will not have a significant impact on the Company unless the Company is required to refinance the senior notes. The fair value of the Company's senior notes is estimated by discounting expected cash flows at the prime rate, which was 4.25% at June 29, 2003, plus 3.0%. Using such discount rate over the expected maturities of the senior notes, the Company calculates that the estimated fair value of the obligations on the senior notes, using a discount rate of 7.25% over the expected maturities of the obligations, is approximately $23.7 million. If the discount rate were to increase by 10% to 7.98%, the estimated fair value of the obligation on the unsecured notes would be approximately $23.5 million. If the discount rate were to decrease by 10% to 6.53%, the estimated fair value of the obligation on the unsecured notes would be approximately $23.9 million.

Item 4. Controls and Procedures

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 29, 2003 the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits or administrative proceedings. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes to be reasonable and prudent. The principal risks covered by insurance include workers' compensation, personal injury, bodily injury, property damage, errors and omissions, fidelity losses, employment practices liability and general liability.

         There is no pending litigation that the Company currently anticipates will have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         On May 15, 2003, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company elected one director of the Company, Brad L. Stewart, to serve until the 2006 annual meeting of the Company's shareholders. With respect to the election of directors, there were 11,679,915 votes cast in favor of the election of Mr. Stewart.

         In addition to the election of Mr. Stewart, JoAnn W. Wagner and Jack A. Henry continue to serve as directors of the Company, with terms expiring at the Company's 2004 annual meeting of shareholders, and Stanley R. deWaal and Randolf
K. Rolf continue to serve as directors of the Company with terms expiring at the Company's 2005 annual meeting of shareholders.

         The number of directors was reduced from seven to five by board action.

         Furthermore, at the Annual Meeting, the shareholders approved a five-to-one reverse stock split of all issued and outstanding shares of Common Stock and an amendment to the Company's amended and restated articles of incorporation to change the par value from $0.01 per share to $0.002 per share to be implemented, if at all, at the discretion of the board of directors upon a determination that such reverse split is in the best interests of the corporation and the shareholders. There were 11,843,111 votes cast in favor of the reverse stock split, the number of votes opposed was 165,200 and the number of abstentions and broker non-votes was 3,900.

Item 6. Exhibits and Reports on Form 8-K.

a) None.

b) None.

                                   SIGNATURES
                                   ----------



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     SOS STAFFING SERVICES, INC.



         Dated: August 13, 2003                      /s/ JoAnn W. Wagner
                                                     ---------------------------
                                                     JoAnn W. Wagner
                                                     Chairman, President and
                                                     Chief Executive Officer



         Dated: August 13, 2003                      /s/ Kevin Hardy
                                                     ---------------------------
                                                     Kevin Hardy
                                                     Senior Vice President and
                                                     Chief Financial Officer